Form 10-Q
period 2014-03-31
Papa Murphy's Holdings, Inc.
filed 2014-05-22
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36432
–––––––––––––––––––––––––––––––––––––
Papa Murphy’s Holdings, Inc.
(Exact name of registrant as specified in its charter)
–––––––––––––––––––––––––––––––––––––

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-2349094 (IRS Employer Identification No.)
8000 NE Parkway Drive, Suite 350 Vancouver, WA (Address of principal executive offices)	98662 (Zip Code)
(360) 260-7272
(Registrant's telephone number, including area code)
–––––––––––––––––––––––––––––––––––––
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]. No [ ].
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X].
At May 21, 2014, there were 16,967,403 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1.        Financial Statements
PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2014	April 1, 2013
Revenues
Franchise royalties	$10,069	$9,503
Franchise and development fees	1,169	882
Company-owned store sales	12,018	9,166
Lease and other	1,861	42
Total revenues	25,117	19,593

Costs and Expenses
Store operating costs (exclusive of depreciation and amortization shown separately below):
Cost of food and packaging	4,590	3,423
Compensation and benefits	3,030	2,572
Advertising	1,122	846
Occupancy	660	554
Other store operating costs	1,069	930
Selling, general, and administrative	8,199	5,734
Depreciation and amortization	1,841	1,699
Loss on disposal or impairment of property and equipment	6	64
Total costs and expenses	20,517	15,822
Operating Income	4,600	3,771

Interest expense	3,112	2,616
Interest income	(34)	(22)
Other expense, net	12	7
Income Before Income Taxes	1,510	1,170

Provision for income taxes	691	459
Net Income	819	711

Other Comprehensive Income
Foreign currency translation adjustment	—	—
Total Comprehensive Income	$819	$711

Loss per share of common stock
Basic	$(0.20)	$(0.23)
Diluted	$(0.20)	$(0.23)
Weighted average common stock outstanding
Basic	3,851,741	3,797,209
Diluted	3,851,741	3,797,209
 See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands of dollars, except par value and share data)

	March 31, 2014	December 30, 2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,241	$3,705
Accounts receivable, net	4,158	2,430
Notes receivable (including related party notes of $41 and $39, respectively)	54	837
Inventories	482	495
Prepaid expenses and other current assets	7,476	7,054
Current deferred tax asset	1,811	1,856
Total current assets	16,222	16,377
Property and equipment, net	9,607	9,660
Notes receivable, net (including related party notes of $392 and $444, respectively)	392	444
Goodwill	96,080	96,089
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	47,512	48,744
Deferred finance charges, net	3,733	3,934
Other assets	2,752	2,252
Total assets	$263,300	$264,502

Liabilities and Equity
Current Liabilities
Accounts payable	$2,212	$3,673
Accrued and other liabilities	7,368	9,741
Unearned franchise and development fees	2,945	2,881
Current portion of long-term debt	1,670	1,670
Total current liabilities	14,195	17,965
Long-term debt, net of current portion	169,330	168,330
Unearned franchise and development fees	1,160	1,113
Deferred tax liability	41,873	41,465
Other long-term liabilities	1,472	1,482
Total liabilities	228,030	230,355
Commitments and contingencies (Note 14)

Equity
Papa Murphy’s Holdings Inc. Shareholders’ Equity
Series A preferred stock ($0.01 par value; 3,000,000 shares authorized; 2,853,809 and 2,853,809 shares issued and outstanding, respectively (aggregate liquidation preference $63,059 and $61,476, respectively))	60,156	60,156
Series B preferred stock ($0.01 par value; 1,000,000 shares authorized, 26,551 and 26,551 shares issued and outstanding, respectively (aggregate liquidation preference $737 and $722, respectively))	741	741
Common stock ($0.01 par value; 200,000,000 shares authorized; 4,222,265 and 4,347,882 shares issued and outstanding, respectively)	42	43
Additional paid-in capital	747	1,555
Stock subscription receivable	(140)	(1,197)
Accumulated deficit	(26,554)	(27,373)
Total Papa Murphy’s Holdings Inc. shareholders’ equity	34,992	33,925
Noncontrolling interests	278	222
Total equity	35,270	34,147
Total liabilities and equity	$263,300	$264,502
 See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2014	April 1, 2013
Operating Activities
Net income	$819	$711
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,841	1,699
Loss on disposal or impairment of property and equipment	6	64
Non-cash employee equity compensation	550	15
Amortization of deferred finance charges	207	198
Change in operating assets and liabilities
Trade and other receivables	(1,728)	52
Inventories	13	(6)
Prepaid expenses and other current assets	(543)	944
Unearned franchise and development fees	111	447
Accounts payable	(1,514)	(330)
Accrued expenses	(2,361)	(1,714)
Deferred taxes	453	389
Other assets and liabilities	6	(5)
Net cash from operating activities	(2,140)	2,464

Investing Activities
Acquisition of property and equipment	(538)	(284)
Acquisition of stores, less cash acquired	(130)	(1,823)
Proceeds from sale of stores	21	—
Payments received on notes receivable	824	7
Investment in cost-method investee	(500)	—
Net cash from investing activities	(323)	(2,100)

Financing Activities
Payments on long-term debt	—	(220)
Advances on revolver	1,000	500
Payments on revolver	—	(1,000)
Issuance of common stock	—	27
Repurchases of common stock	(1,108)	—
Debt issuance and modification costs, including prepayment penalties	(6)	(277)
Payments received on subscription receivables	1,057	—
Investment by noncontrolling interest holders	56	—
Net cash from financing activities	999	(970)

Net change in cash and cash equivalents	(1,464)	(606)
Cash and Cash Equivalents, beginning of year	3,705	2,428
Cash and Cash Equivalents, end of period	$2,241	$1,822

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$3,110	$2,465
Cash paid during the period for income taxes	$5	$(14)

Noncash Supplemental Disclosures of Investing and Financing Activities
Issuance of note receivable for preferred and common stock	—	54
Acquisition of property and equipment in accounts payable	53	50
See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Note 1—Description of Business and Basis of Presentation
Description of business—Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of March 31, 2014, the Company had 1,429 stores comprised of 1,405 domestic stores (1,336 franchised stores and 69 company-owned stores) across 38 states, plus 24 franchised stores in Canada and the United Arab Emirates.

Public offering and stock split—On May 7, 2014, the Company completed an initial public offering (the "IPO") of 5,833,333 shares of common stock at a price to the public of $11.00 per share. The Company received cash proceeds of $59.7 million from this transaction, net of underwriting discounts and commissions. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to a stock split. See Note 17 "Subsequent Events" for more information.

Basis of presentation—The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the Company’s opinion, all necessary adjustments, consisting of only normal recurring adjustments, have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 30, 2013 included in the Company’s Registration Statement (Registration No. 333-194488) which was declared effective by the Commission on May 1, 2014 (as amended, the "Registration Statement").

Principles of consolidation—The interim unaudited condensed consolidated financial statements includes the accounts of Papa Murphy’s Holdings, Inc. and its subsidiaries. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from shareholders’ equity. All significant intercompany transactions and balances have been eliminated.

Throughout the interim unaudited condensed consolidated financial statements and these Notes, “Papa Murphy’s” and “the Company” refer to Papa Murphy’s Holdings, Inc. and its consolidated subsidiaries.

Fiscal year—The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal years 2014 and 2013 are 52-week years. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. References to 2014 and 2013 are references to fiscal years ended December 29, 2014 and December 30, 2013, respectively.

Internal use software—Expenditures for major software purchases and software developed for internal use are capitalized and amortized over the useful life of the software (3 - 5 years) on a straight-line basis. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal-use computer software. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.

Software revenue recognition—The Company recognizes revenues for the resale of software licenses upon delivery to franchise owners to the extent collectability is probable. In an effort to obtain more favorable pricing and expedite the roll-out of point-of-sale ("POS") systems, the Company acquired $4.5 million of POS software licenses in a lump sum purchase in 2013 and intends to resell them to franchise owners at cost within the next 9-12 months.

Recent accounting pronouncements—In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which prescribes that an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward, except in certain cases where the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This update should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. The Company adopted ASU No. 2013-11 effective December 30, 2013. The adoption concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.
Note 2—Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31, 2014	December 30, 2013
Prepaid media development costs	$800	$16
Prepaid rents and insurance	554	458
Equity issuance costs	2,911	1,537
Other prepaid expenses	462	363
Subtotal prepaid expenses	4,727	2,374
POS software licenses	2,748	4,548
Other current assets	1	132
Subtotal other current assets	2,749	4,680
Total prepaid expenses and other current assets	$7,476	$7,054

Prepaid media development costs represent costs incurred for advertisements that have not aired. During the three months ended March 31, 2014, the Company recognized $1.8 million in software license revenue upon the resale of POS software licenses to franchisees at cost. The income from the sale is included in Lease and other and the related expense is recorded in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income.
Note 3—Property and Equipment
Property and equipment are net of accumulated depreciation of $7,031,000 and $6,480,000 at March 31, 2014 and December 30, 2013, respectively. Depreciation expense for the three months ended March 31, 2014 and April 1, 2013 was $609,000 and $603,000, respectively.
Note 4—Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment (in thousands):

	DOMESTIC COMPANY STORES	DOMESTIC FRANCHISE	TOTAL
Balance at December 30, 2013	$14,543	$81,546	$96,089
Disposition	(9)	—	(9)
Balance at March 31, 2014	$14,534	$81,546	$96,080

There is no goodwill associated with the International Segment. During the three months ended March 31, 2014, the Company has determined that there have not been any triggering events that would require an updated impairment review.
Note 5—Intangible Assets
Intangible assets are net of accumulated amortization of $15,468,000 and $14,283,000 as of March 31, 2014 and December 30, 2013, respectively. Amortization expense for the three months ended March 31, 2014 and April 1, 2013 was $1,232,000 and $1,096,000, respectively.

Note 6—Notes Receivable
Notes receivable consists of the following (in thousands):

	March 31, 2014	December 30, 2013
Note issued on sale of company-owned restaurants maturing in 2020, bearing interest at 9.0%. Monthly payments of principal and interest of $6 are due through July 2014. Monthly payment amounts increase annually pursuant to an agreed schedule until they reach a monthly maximum of $9 in August 2018. Collateralized by restaurant assets.	$433	$443
Uncollateralized note issued to an employee, maturing from 2013 to 2017, bearing interest between 0.88% and 6.0%.	—	40
Total related party notes receivable	433	483
Notes issued to finance franchise owners’ purchase of point of sale systems, three year term, maturing during 2014 and bearing interest at 10.5%. Monthly payments of principal and interest due through 2014. Collateralized by POS systems.	13	23
Note issued on the sale of company-owned restaurants maturing during 2015, denominated in Canadian dollars, bearing interest at 4%. Monthly payment terms of interest only through 2015. Collateralized by restaurant assets.	799	825
Note issued on the sale of company-owned restaurants maturing during 2014, bearing interest at 8%. Monthly payment terms of interest only through 2014. Collateralized by restaurant assets.	—	775
Total notes receivable	1,245	2,106
Less allowance for doubtful notes receivable	(799)	(825)
Notes receivable, net of allowance for doubtful notes receivable	446	1,281
Less current portion	(54)	(837)
Notes receivable, net of current position	$392	$444
Note 7—Financing Arrangements
Long-term debt is comprised of the following (in thousands):

	March 31, 2014	December 30, 2013
Senior secured credit facility
Term loan	$167,000	$167,000
Revolving line of credit	1,000	—
Notes payable	3,000	3,000
Total long-term debt	171,000	170,000
Less current portion	(1,670)	(1,670)
Total long-term debt, net of current portion	$169,330	$168,330

PMI Holdings Inc., a wholly-owned subsidiary of the Company, has a $177.0 million senior secured credit facility consisting of a $167.0 million senior secured term loan and a $10 million revolving credit facility, which includes a $2.5 million letter of credit subfacility. The senior secured credit facility matures in October 2018. The senior secured credit facility bore interest at a rate of 6.75% for the first quarter of 2014.
A wholly-owned subsidiary of the Company has a note payable for $3 million which bears interest at 5% and matures in December 2018. This note is subordinated to the senior secured credit facility.

Note 8—Fair Value Measurement

The fair value of cash and cash equivalents, accounts receivables and accounts payable approximates carrying value because of the short-term nature of the accounts. The fair value of notes receivable was $462,000 and $1.3 million as of March 31, 2014 and December 30, 2013, respectively, and was based on Level 3 inputs. The fair value of the notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread. The fair value of long-term debt, including the current portion thereof, was approximately $169.7 million and $168.9 million as of March 31, 2014 and December 30, 2013, respectively, and was based on Level 3 inputs. The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread. The fair value of our investment in Project Pie, a cost-method investee, approximates book value due to the recent nature of the investment and subsequent investments.
Note 9—Accrued and Other Liabilities
Accrued and other liabilities are comprised of the following (in thousands):

	March 31, 2014	December 30, 2013
Accrued payable for POS software licenses	$1,882	$2,729
Accrued compensation and related costs	1,709	2,232
Gift cards and certificates payable	2,238	2,829
Accrued interest and non-income taxes payable	258	384
Convention fund	496	576
Other	785	991
	$7,368	$9,741

Note 10—Income Taxes
The Company recognized an income tax expense of $0.7 million on income before income taxes of $1.5 million, or an effective tax rate of 45.8%, for the three months ended March 31, 2014, compared to income tax expense of $0.5 million on income before income taxes of $1.2 million, or an effective tax rate of 39.2%, for the three months ended April 1, 2013. The effective tax rate for the first three months of 2014 includes the impact of a discrete adjustment for accelerated vesting of restricted stock.
Note 11—Shareholders’ Equity
Preferred stock—The Company’s preferred stock consists of Series A Preferred Shares (the “Series A Preferred Shares”) and Series B Preferred Shares (the “Series B Preferred Shares,” and together with the Series A Preferred Shares, the “Preferred Shares”). The Preferred Shares have a cumulative preferred dividend of 6.00% per year based on an original liquidation value of $36.68 per share. Upon liquidation of the Company, the holders of the Preferred Shares are entitled to receive the unpaid liquidation value plus accreted dividends before any distribution may be made to the holders of common stock. In addition, the Preferred Shares participate in 20% of all remaining earnings if distributed to common stockholders. The unpaid liquidation value of the Series A and Series B Preferred Shares was $21.14 and $26.80 per share, respectively, as of March 31, 2014.
The holders of preferred and common stock are entitled to one vote per share solely voting together as a single class and are not entitled to vote separately as a class on any matter.
Noncontrolling interests—During the three months ended March 31, 2014 the Company received an additional investment of $56,000 by noncontrolling interest holders in its majority-owned subsidiary Project Pie Holdings, LLC.
Note 12—Share-based Compensation
Restricted common shares and stock options—In May 2010, the Company’s Board of Directors approved the 2010 Amended Management Incentive Plan (the “2010 Plan”), which, as amended, reserves 916,747 common shares for equity incentive awards consisting of incentive stock options, non-qualified stock options, restricted stock awards, and unrestricted stock awards. Under the 2010 Plan, the Company has sold 628,160 and 753,783 shares of restricted common stock to eligible employees as of March 31, 2014 and December 30, 2013, respectively. In addition, the Company has issued 183,322 and zero stock options under the 2010 Plan to eligible employees as of March 31, 2014 and December 30, 2013, respectively.

Information with respect to restricted stock sales is as follows:

	NUMBER OF SHARES OF RESTRICTED COMMON STOCK
	TIME VESTING	MARKET CONDITION VESTING	WEIGHTED AVERAGE SALE DATE FAIR VALUE
Unvested, December 30, 2013	243,475	236,707	$2.49
Sold/Granted	—	—	—
Vested	(30,174)	(4,555)	11.11
Forfeited/Repurchased	(5,731)	(5,280)	0.37
Unvested, March 31, 2014	207,570	226,872	$2.08
Information with respect to stock option activity is as follows:

	NUMBER OF SHARES OF STOCK OPTIONS
	TIME VESTING	MARKET VESTING	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 30, 2013	—	—	$—
Granted	154,253	29,069	11.85
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, March 31, 2014	154,253	29,069	$11.85	10.0 years	$—
Exercisable, March 31, 2014	78,072	—	$11.85	10.0 years	$—
Vested and expected to vest at March 31, 2014	150,444	27,616	$11.85	10.0 years	$—
The weighted average fair value of share-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	April 1, 2013
Restricted Stock Sales:
Weighted average sale date fair value per share	$—	$6.53
Total fair value of shares sold	$—	$111
Total fair value of shares vested	$386	$—
Stock Option Awards:
Weighted average grant date fair value per share	$4.28	$—
Total fair value of awards granted	$784	$—
Total fair value of awards vested	$285	$—
Total intrinsic value of options exercised	$—	$—

Compensation cost and valuation—Total compensation costs recognized in connection with the above-mentioned restricted common stock, unrestricted common stock and Preferred Shares for the three months ended March 31, 2014 and April 1, 2013 were $550,000 and $15,000, respectively. Income tax benefits recognized for the three months ended March 31, 2014 and April 1, 2013 were $116,000 and zero, respectively.
As of March 31, 2014, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $554,000 and the remaining weighted average contractual life was 3.0 years.
The valuation of the Company’s common stock and Preferred Shares was based on the principles of option-pricing theory. This approach is based on modeling the value of the various components of an entity’s capital structure as a series of call options on the proceeds expected from the sale of the entity or the liquidation of its assets at some future date. Specifically, each of the preferred and common equity is modeled as a call option on the aggregate value of the Company with an exercise price equal to the liquidation preferences of the more senior securities. In estimating the fair value of the aggregate value of the Company, the Company considered both the income approach and the market approach.
The key inputs required to calculate the value of the common stock using the option-pricing model included the risk free rate, the volatility of the underlying assets, and the estimated time until a liquidation event. The Company applied a marketability discount to the value of common stock based on facts and circumstances at each valuation date.
During the reported periods, the Company assumed the following:

	Three Months Ended
	March 31, 2014	April 1, 2013
Risk free rate	0.36%	0.28%
Volatility of the underlying assets	45%	40%
Estimated time until a liquidation event	(A)	2.25 years
Marketability discount—common stock	(A)	30%
Marketability discount—preferred stock	(A)	15%

(A)
On July 1, 2013, the Company began to apply a probability weighted expected return method, where equity values were calculated using an option pricing model under an IPO and non-IPO scenarios and each value was weighted based on estimated probability of occurrence. During the period, 0.58~1.75 years were used as estimated time until a liquidation event and 10~25% and 8~15% of marketability discount were used for common and preferred stock, respectively, depending on an IPO or non-IPO scenarios. As of March 31, 2014, 95% weight was applied to an IPO scenario.

The fair value of the stock option awards granted in the three months ended March 31, 2014 was estimated with the following weighted-average assumptions.

	Three Months Ended
	March 31, 2014	April 1, 2013
Risk free rate	1.9%	—
Expected volatility	35.3%	—
Expected term	5.6 years	—
Expected dividend yield	0.0%	—

Preferred and common stock subject to put options—In July 2011, the Company entered into a share repurchase and put option agreement with an executive officer, pursuant to which the executive officer has the right and option to have the Company repurchase 74,491 shares of unrestricted preferred stock and 92,951 shares (41,075 pre-stock split) of unrestricted common stock, which the employee previously acquired at fair value, at a redemption value on December 31 of any given calendar year following December 31, 2011 ("Put Option") after a certain condition is met. In December 2012, the Put Option became exercisable.

The Put Option was considered compensatory in nature as it was entered into in conjunction with an employment agreement modification. The combined shares and Put Option were evaluated in accordance with ASC Topic 718 and determined to be a liability-classified instrument on the date the Put Option was granted to the employee. Subsequent changes to the combined fair value of the shares and embedded Put Option are recorded as compensation expense. The fair value of the preferred and common stock subject to put options was determined by adding the fair value of put options to the fair value of common and preferred stock. The fair value of put options was determined using an option pricing method in a Monte Carlo simulation framework where total equity value at the hypothetical exit event among various equity classes of the Company was simulated and the payoff at the exercise of the put options was calculated based on the exercise price of the put options and the share values in each simulated scenario. The payoff of the put options in all scenarios was averaged and a present value calculated for each valuation date. The change in the fair value of the Put Option during the three months ended April 1, 2013 resulted in a reduction in compensation expense of $48,000. In December 2013, the share repurchase and put option agreement was canceled.
Note 13—Earnings per Share (EPS)
The number of shares and earnings per share data (“EPS”) for all periods presented are based on the historical weighted-average shares of common stock outstanding. EPS is computed using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings. The Company’s cumulative preferred stockholders are entitled to participate in 20% of all remaining earnings or dividends if distributed to common stockholders. As such, the Company has calculated EPS using the two-class method.
EPS is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period, which includes restricted common stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
The following table sets forth the computations of basic and dilutive earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2014	April 1, 2013
Earnings:
Net income	$819	$711
Less: cumulative Series A and B Preferred dividends not subject to put options	(1,598)	(1,592)
Net loss available to common stockholders	$(779)	$(881)
Shares:
Weighted average common shares outstanding	3,852	3,797
Dilutive effect of restricted equity awards*	—	—
Diluted weighted average number of shares outstanding	3,852	3,797
Loss per share:
Basic loss per share	$(0.20)	$(0.23)
Diluted loss per share	$(0.20)	$(0.23)

*
Unvested restricted stock was not included in the computation of diluted earnings per share for the three months ended March 31, 2014 and April 1, 2013 since the effect would have been anti-dilutive. For the three months ended March 31, 2014 and April 1, 2013, an aggregated total of 255,000 shares and 301,000 shares have been excluded from the diluted income per share calculation since their effect would have been anti-dilutive.

Note 14—Commitments and Contingencies
Commitment to purchase additional equity subscriptions—In connection with the acquisition of Project Pie, LLC, the Company has committed to fund, upon demand, up to an additional $2.0 million prior to December 2016 in increments of $500,000 through the purchase of additional Series A Preferred Units. The number of units to be purchased will be determined based upon the then-current pre-money valuation in accordance with the Unit Purchase Agreement. During the three months ended March 31, 2014 the Company invested an additional $500,000 in Series A Preferred Units of Project Pie, LLC.
Operating lease commitments—The Company leases facilities and various office equipment under non-cancelable operating leases which expire through March 2019. Lease terms for its store units are generally for five years with renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.
The Company has entered into various operating leases that it has subleased to franchise owners. These operating leases have minimum base rent terms and contingent rent terms if individual franchise store sales exceed certain levels.
Lease guarantees—The Company is the guarantor for operating leases of six franchise owner store locations, including four locations that the Company is subleasing, that have terms expiring on various dates from April 2014 to September 2018. The obligation from these leases will generally continue to decrease over time as the leases expire. As of March 31, 2014, the Company does not believe it is probable it would be required to perform under the outstanding guarantees. The applicable franchise owners continue to have primary liability for these operating leases.
Legal proceedings—The Company is currently subject to litigation with a group of franchise owners. In January 2014, eight franchise owners claimed that the Company misrepresented sales volumes, made false representations to them and charged excess advertising fees, among other things. The Company engaged in mediation with these franchise owners in order to address and resolve these claims, but was unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, including these franchise owners, representing 52 open franchise stores, filed a lawsuit against the Co mpany in Washington State court making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract. The Company believes the allegations lack merit and is vigorously defending the lawsuit. On May 2, 2014, the Company filed a Partial Motion to Dismiss and an Answer in the lawsuit. The Company cannot assure that it will be successful in defending against the lawsuit; however, it does not currently expect the cost of resolving this matter to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
The Company is subject to routine legal proceedings, claims, and litigation in the ordinary course of our business. The Company may also engage in future litigation with franchise owners to enforce the terms of franchise agreements and compliance with brand standards as determined necessary to protect the Company's brand, the consistency of products and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 15—Related Party Transactions
Advisory services and monitoring agreement—As of March 31, 2014, the Company was a party to an advisory services and monitoring agreement with affiliates of Lee Equity Partners, LLC. ("Sponsor"). In accordance with the terms of the agreement, the Company pays the related party for ongoing advisory and monitoring services such as management consulting, financial analysis, and other related services. As compensation, the Company has agreed to pay an annual fee of $500,000 in four equal quarterly installments plus direct expenses incurred which are included in selling, general and administrative expenses. The agreement calls for no minimum level of services to be provided and fees paid to the related party can be deferred at the discretion of the related party or if required by the credit facility. In connection with an IPO, the Company would be required to pay the Sponsor an amount not to exceed $1.5 million in accordance with the terms of the agreement. The agreement automatically terminated immediately prior to the IPO.
On May 7, 2014, the Company completed an IPO (see Note 17—Subsequent Events) and paid the Sponsor $1.5 million in accordance with the terms of the agreement. With the completion of the IPO, the advisory services and monitoring agreement between the Company and the Sponsor has been terminated.
Employee loans related to share purchases (see Note 12—Share-based Compensation)—In connection with share-based compensation, the Company has made several loans to certain officers and employees of the Company. Loans made in connection with the issuance of the Company’s Preferred Shares or common stock have been recognized in stock subscription receivables as a reduction of equity.
In March 2014, the Company entered into agreements with certain executive officers to repurchase an aggregate of 109,779 shares of common stock (48,516 shares pre-stock split) at a price of $11.85 per share ($26.80 per share pre-stock split), for a total purchase price of $1.3 million. Included among the repurchased shares were 31,707 shares of common stock (14,014 shares pre-stock split) for which vesting terms were accelerated in connection with the repurchase. The Company received a payment of $1.0 million from the same executive officers to repay their outstanding stock subscription receivables. Concurrent with the share repurchase, the Company entered into agreements with the same executive officers to issue 109,779 stock options (48,516 stock options pre-stock split) to purchase shares at an exercise price of $11.85 per share ($26.80 per share pre-stock split), including 78,072 fully vested options (34,502 options pre-stock split) and 31,707 options (14,014 options pre-stock split) subject to time-based or market condition-based vesting provisions. In connection with the acceleration of vesting and the issuance of the fully vested options, the Company recorded stock-based compensation expense of $533,000 for the three months ending March 31, 2014.
As of March 31, 2014 and December 30, 2013, the Company had stock subscription receivables of $140,000, and $1.2 million, respectively.
Notes receivable (see Note 6—Notes Receivable)—On August 18, 2009, the Company obtained a note receivable from a third party in connection with the sale and refranchising of Company-owned stores. Subsequently, in March 2011 a member of the third party became an employee of the Company. The Company’s related party notes receivable for this transaction had an outstanding balance of $433,000 and $443,000 as of March 31, 2014 and December 30, 2013, respectively. Based on repayment terms modified in September 2013, the note matures in 2020 and bears interest at 9.0% annually.
Related Party Revenue—For the three months ended March 31, 2014, the Company was party to transactions to sell services to Project Pie, LLC, a cost-method investee. The Company recorded revenues of $39,000 for the three months ended March 31, 2014. Revenue from these transactions are recorded as Lease and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Note 16—Segment Information
The Company has the following reportable segments: (i) Domestic Company Stores; (ii) Domestic Franchise; and (iii) International. The Domestic Company Stores segment includes operations with respect to company-owned stores in the United States and derives its revenues from retail sales of pizza and side items to the general public. The Domestic Franchise segment includes operations with respect to franchise stores in the United States and derives its revenues from franchise and development fees and the collection of franchise royalties from the Company’s franchise owners located in the United States. The International segment includes operations related to the Company’s operations outside the United States and derives its revenues from franchise and development fees and the collection of franchise royalties located outside the United States.
The following tables summarize information on profit or loss and assets for each of our reportable segments (in thousands):

	Three Months Ended
	March 31, 2014	April 1, 2013
Revenues
Domestic Franchise	$13,047	$10,402
Domestic Company Stores	12,018	9,166
International	52	25
Other	—	—
Total	$25,117	$19,593
Segment Operating Income (Loss)
Domestic Franchise	$5,994	$4,523
Domestic Company Stores	520	90
International	(104)	(49)
Other	(1,810)	(793)
Total	$4,600	$3,771

	March 31, 2014	December 30, 2013
Total Assets
Domestic Franchise	$145,994	$139,471
Domestic Company Stores	28,046	29,489
International	533	515
Other (*)	119,827	119,375
Total	$294,400	$288,850
Elimination of intersegment assets:
Intercompany note	(21,690)	(21,690)
Intercompany receivables	(9,410)	(2,658)
Total Consolidated	$263,300	$264,502

(*)	Other assets which are not allocated to the individual segments primarily include trade names & trademarks, unamortized deferred financing charges, and an intercompany note.

Note 17—Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.
On May 7, 2014, the Company completed the IPO of 5,833,333 shares of common stock at a price to the public of $11.00 per share. The Company received net proceeds from the offering of approximately $55.8 million from this transaction after estimated offering fees and expenses. The net proceeds were used to repay $55.5 million of the Company's loans outstanding under the Company's senior secured credit facility after which the Company will have $112.5 million outstanding under the facility with the revolver undrawn.
Immediately prior to the IPO, the Company amended and restated its certificate of incorporation to reflect the conversion of all outstanding Series A Preferred Stock and Series B Preferred Stock (together, the "Preferred Shares") to 3,054,318 shares of common stock. The total liquidation preference on the Preferred Shares at the time of conversion was $64.3 million. After such conversion and before the shares were sold in the IPO, the Company had 11,134,070 common shares outstanding. As part of the IPO, the Company increased its authorized shares from 3,000,000 shares of common stock, $0.01 par value per share, to 200,000,000 shares of common stock, $0.01 par value per share. The Company also authorized the issuance of 15,000,000 shares of preferred stock, $0.01 par value per share, with no shares outstanding.
In connection with the IPO, on May 1, 2014, the Company amended its certificate of incorporation to effect a 2.2630 for 1 stock split of its common stock. Concurrent with the stock split, the Company adjusted the number of shares subject to, and the exercise price of, its outstanding stock option awards under the 2010 Plan such that the holders of the options are in the same economic position both before and after the stock split. As a result of the stock split, all previously reported share amounts, including options in these unaudited condensed consolidated financial statements and accompanying notes, have been retrospectively restated to reflect the stock split.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in the Registration Statement. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2014 and 2013 are 52-week periods ending on December 29, 2014 and December 30, 2013, respectively.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in our Registration Statement. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.
Any forward-looking statement made by us in this discussion and analysis speaks only as of the date on which we make it. Factors or events that could cause our actual operating and financial performance to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States. We were founded in 1981 and have grown our footprint to a total of 1,429 system-wide stores as of March 31, 2014. The Papa Murphy’s experience is different from traditional pizza restaurants. Our customers:

▪	CREATE their fresh customized pizza with high-quality ingredients in our stores or online;

▪	TAKE their fresh pizza home; and

▪	BAKE their pizza fresh in their ovens, at their convenience, for a home-cooked meal served hot.
We have been repeatedly rated the #1 pizza chain in the United States by multiple third-party consumer studies. In 2014, we were rated #1 in the Pizza Category by Market Force Information, including the top spot in food quality, healthy food, and friendly service. In 2013, 2012 and 2011, we were rated the #1 pizza chain overall by Nation’s Restaurant News, and in 2012, 2011 and 2010, we were rated the #1 pizza chain by Zagat. Compared to broader restaurant chain competition, we were also recognized by Technomic in 2013 as the #1 chain overall among all restaurants and all food categories, by Nation’s Restaurant News in 2013 and 2012 as one of the Top 5 Overall limited service restaurant chains across all food categories, and by Zagat in 2012 as one of the Top 5 Overall fast food chains across all food categories.

2014 Highlights
Restaurant Development
As of March 31, 2014, we had 1,405 stores in the United States (1,336 franchised stores and 69 company-owned stores), 20 in Canada and 4 in the United Arab Emirates. We expect the majority of our expansion will result from new franchise store openings, and we also plan to strategically expand our company-owned store base in select markets. Our domestic and international franchise owners opened 21 stores in the first quarter of 2014, including 19 in the United States.
Comparable Store Sales Growth
Comparable store sales increased by 3.3% at domestic restaurants, 3.1% at domestic franchise-owned restaurants, and 7.1% at company-owned restaurants in the first three months of 2014 compared to the first three months of 2013. The comparable store sales growth was primarily the result of a favorable product mix, an increase in average check and the result of favorable holiday shifts including 2013 New Year's Eve falling in the first week of 2014 compared to the 2012 New Year's Eve falling in the last week of 2012, and the Easter holiday falling in the second quarter of 2014, instead of the first quarter as in 2013. Most of our stores are closed on Easter day.
Common Stock Repurchases
In March 2014, we repurchased an aggregate of 109,779 shares of common stock from certain of our executive officers, including an aggregate of 31,707 shares of common stock for which vesting terms were accelerated in connection with the repurchase. We repurchased the shares at a price of $11.85 per share, the then-current fair market value of our common stock.

Recent Developments
Initial Public Offering
On May 7, 2014, we completed the IPO of 5,833,333 shares of common stock at a price to the public of $11.00 per share. We received net proceeds from the offering of approximately $55.8 million from this transaction after estimated offering fees and expenses. The net proceeds were used to repay $55.5 million of our loans outstanding under our senior secured credit facility after which we will have $112.5 million outstanding under the facility with the revolver undrawn.
Immediately prior to the IPO, we amended and restated our certificate of incorporation to reflect the automatic conversion of all outstanding Preferred Shares to 3,054,318 shares of common stock. The total liquidation preference on the Preferred Shares at the time of conversion was $64.3 million. After such conversion and before the shares were sold in the IPO, we had 11,134,070 common shares outstanding. As part of the IPO, we increased our authorized shares from 3,000,000 shares of common stock, $0.01 par value per share, to 200,000,000 shares of common stock, $0.01 par value per share. We also authorized the issuance of 15,000,000 shares of preferred stock, $0.01 par value per share, with no shares outstanding.
In connection with the IPO, on May 1, 2014, we amended our certificate of incorporation to effect a 2.2630 for 1 stock split of our common stock. Concurrent with the stock split, we adjusted the number of shares subject to, and the exercise price of, our outstanding stock option awards under the 2010 Plan such that the holders of the options are in the same economic position both before and after the stock split. As a result of the stock split, all previously reported share amounts, including options in these unaudited condensed consolidated financial statements and accompanying notes, have been retrospectively restated to reflect the stock split. After the conversion of our Preferred Shares and the stock split but before the shares were sold in the IPO, we had 11,134,070 common shares outstanding.

Our Segments
We operate in three business segments: Domestic Franchise, Domestic Company Stores and International. Our Domestic Franchise segment consists of our domestic franchise stores, which represent the majority of our system-wide stores. Our Domestic Company Stores segment consists of our company-owned stores in the United States. Our International segment consists of our stores outside of the United States, all of which are franchise stores. The following table sets forth our revenues, operating income and depreciation and amortization for each of our segments for the periods presented:

	Three Months Ended
	March 31, 2014	April 1, 2013
	(dollars in thousands)
Revenues
Domestic Franchise	$13,047	$10,402
Domestic Company Stores	12,018	9,166
International	52	25
Total	$25,117	$19,593
Operating Income
Domestic Franchise	$5,994	$4,523
Domestic Company Stores	520	90
International	(104)	(49)
Other (1)	(1,810)	(793)
Total	$4,600	$3,771
Depreciation and Amortization
Domestic Franchise	$1,169	$1,191
Domestic Company Stores	665	500
International	7	8
Total	$1,841	$1,699

(1)	Represents corporate costs and intersegment elimination
Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.
Average Weekly Sales. AWS consists of the average weekly sales of franchise and company-owned stores over a specified period of time. AWS is calculated by dividing the total net sales of our system-wide stores for the relevant time period by the number of weeks these same stores were open in such time period. This measure allows management to assess changes in customer traffic and spending patterns at our system-wide stores.
Comparable Store Sales Growth. Comparable store sales growth represents the change in year-over-year sales for comparable stores. A comparable store is a domestic store that has been open for at least 52 full weeks from the comparable date (the Tuesday following the opening date). As of the end of the first quarter of 2014 and 2013, there were 1,304 and 1,255 comparable stores, respectively. This measure highlights the performance of existing stores, while excluding the impact of newly opened or closed stores. Comparable store sales growth reflects changes in the number of transactions and in customer spend per transaction at existing stores. Customer spend per transaction is affected by changes in menu prices and the mix and number of items sold per customer.
System-Wide Sales. System-wide sales include net sales by all of our system-wide stores. This measure allows management to assess changes in our royalty revenues, our overall store performance, the health of our brand and our position relative to competitors.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, provision for (benefit from) income taxes and depreciation and amortization, with further adjustments to reflect the additions and eliminations of certain income statement items including non-cash charges, income and expenses that we consider not indicative of ongoing operations and certain other adjustments. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, see below.

Reconciliation of Net income to Adjusted EBITDA

	Three Months Ended
	March 31, 2014	April 1, 2013
Net income	$819	$711
Depreciation and amortization	1,841	1,699
Income tax provision (benefit)	691	459
Interest expense, net	3,078	2,594
EBITDA	6,429	5,463
Loss on disposal or impairment of property and equipment (a)	6	64
Management transition and restructuring costs (b)	178	—
Expenses not indicative of future operations (c)	196	—
Management fees and related expenses (d)	135	125
Transaction costs (e)	2	5
New store pre-opening expenses (f)	10	—
Non-cash expenses and non-income based state taxes (g)	578	(22)
Adjusted EBITDA	$7,534	$5,635

(a)	Represents non-cash losses resulting from disposal or impairment of property and equipment, including divested company stores.

(b)	Represents non-recurring management transition and restructuring costs, consisting of recruitment, relocation and other costs in connection with recruiting a new CFO.

(c)	Represents non-recurring advisory expenses in connection with our initial public offering.

(d)	Represents the elimination of management fees and related costs paid to the Sponsor for advisory services provided pursuant to an advisory services and monitoring agreement.

(e)	Represents transaction costs relating to acquisitions and divestitures.

(f)
Represents expenses directly associated with the opening of new stores and incurred prior to the opening of new stores, including wages, benefits, travel for the training of opening teams and other store operating costs.

(g)
Represents (i) non-cash expenses related to equity-based compensation; (ii) non-cash expenses related to the difference between GAAP and cash rent expense; (iii) non-cash expenses related to the fair valuation of certain common stock and Series A Preferred Stock subject to put options; and (iv) state revenue taxes levied in lieu of an income tax.

Store Openings, Closures, Acquisitions and Divestitures. Management reviews the number of new stores, the number of closed stores, and the number of acquisitions and divestitures of stores to assess growth in system-wide sales, royalty revenues and company-owned store sales.
The following table sets forth our AWS and comparable store sales growth for domestic franchise and company-owned stores, our system-wide sales, Adjusted EBITDA and our number of system-wide stores for the three months ended March 31, 2014 and April 1, 2013.

	Three Months Ended
	March 31, 2014	April 1, 2013
Domestic store AWS	$11,746	$11,535
Domestic comparable store sales growth	3.3%	0.6%
System-wide sales (dollars in thousands)	$215,983	$201,480
Adjusted EBITDA (dollars in thousands)	$7,534	$5,635
Number of system-wide stores at period end	1,429	1,354

Key Financial Definitions
Revenues. Substantially all of our revenues are derived from sales of pizza and other food and beverage products to the general public by company-owned stores, as well as the collection of franchise royalties and fees associated with franchise and development rights. We generated 40.1% and 48.5% of our revenues from franchise royalties and 47.8% and 46.8% of our revenues from company-owned store sales in the first three months of 2014 and 2013, respectively. The increase of sales at company-owned stores as a percentage of revenues reflects the impact of our acquisitions of stores from franchise owners over the last year.

We earn lease income in our Domestic Franchise segment from the sublease of real estate under a master lease agreement with a national retailer, and closed company-owned stores. Lease income is recognized in the period earned, which coincides with the period the expense is due to the master leaseholder. Other income consists of $1.8 million for the three months ended March 31, 2014 was derived from the resale of POS licenses to franchisees at cost. See Selling, General and Administrative below for related offsetting expense.

Selling, General and Administrative. Selling, general and administrative costs consist of wages, benefits, franchise development expenses, other compensation, travel, marketing, accounting fees, legal fees, $1.8 million of costs related to the resale of POS licenses to franchisees at cost, sponsor management fees and other expenses related to the infrastructure required to support our franchise and company-owned stores. See Revenues above for related offsetting revenue from the POS licenses resold. Selling, general and administrative costs also include net advertising expenses of an advertising fund we manage on behalf of all domestic stores, stock based compensation expense, valuation effects of a liability relating to certain common stock and Preferred Shares subject to put options, and transition and restructuring costs. We expect our selling, general and administrative expense to increase as we incur additional legal, accounting, insurance and other expenses associated with being a public company.
Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes represents federal, state and local taxes based on income in multiple jurisdictions. Our provision (benefit) for income taxes was $691,000 and $459,000 in the first three months of 2014 and 2013, respectively. Our income taxes have varied from what would be expected by applying the prevailing statutory rates mainly due to the impact of a change in the blended state tax rate. We have net operating loss (“NOL”) carry forwards that will be available in 2014 to lower taxable income. We expect that a majority of our NOL carry forwards will be used by the end of 2014, after which we will be subject to statutory tax rates.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three months ended March 31, 2014 and April 1, 2013.

	Three Months Ended
	March 31, 2014		April 1, 2013
	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES
	(dollars in thousands)
Revenues
Franchise royalties	$10,069	40.1%	$9,503	48.5%
Franchise and development fees	1,169	4.7%	882	4.5%
Company-owned store sales	12,018	47.8%	9,166	46.8%
Lease and other (1)	1,861	7.4%	42	0.2%
Total revenues (1)	25,117	100.0%	19,593	100.0%
Costs and Expenses
Store operating costs (exclusive of depreciation and amortization shown separately below):
Cost of food and packaging (2)	4,590	18.3%	3,423	17.5%
Compensation and benefits (2)	3,030	12.1%	2,572	13.1%
Advertising (2)	1,122	4.5%	846	4.3%
Occupancy (2)	660	2.6%	554	2.8%
Other restaurant operating costs (2)	1,069	4.3%	930	4.7%
Selling, general, and administrative (1)	8,199	32.6%	5,734	29.3%
Depreciation and amortization	1,841	7.3%	1,699	8.7%
Loss on disposal or impairment of property and equipment	6	—%	64	0.3%
Total costs and expenses	20,517	81.7%	15,822	80.8%
Operating Income (1)	4,600	18.3%	3,771	19.2%
Interest expense	3,112	12.4%	2,616	13.4%
Interest income	(34)	(0.1)%	(22)	(0.1)%
Other expense, net	12	—%	7	—%
Income Before Provision for Income Taxes	1,510	6.0%	1,170	6.0%
Provision for income taxes	691	2.8%	459	2.3%
Net Income	$819	3.3%	$711	3.6%

(1)
For the three months ended March 31, 2014 the Company incurred $729,000 in costs to prepare for the IPO and $1.8 million in costs related to POS software licenses resold to franchise owners at cost. The revenue and costs from these transactions are included in Lease and other and Selling, general, and administrative expenses. The Company originally acquired $4.5 million in POS software licenses in 2013 in a lump sum purchase to obtain more favorable pricing and expedite the roll-out of POS systems. Once all acquired licenses are sold, franchise owners will purchase POS software licenses directly from our POS system provider. Excluding the revenues and expenses related to the resale of the POS software licenses at cost, and the costs incurred to prepare for the IPO, total revenues for the first three months of 2014 would be $23.3 million and SG&A expenses would be $5.7 million or 24.3% of adjusted revenues. Excluding these revenues and costs, Operating Income for the first three months of 2014 would be $5.3 million or 22.9% of adjusted revenues.

(2)
Cost of food and packaging represented 38.2% and 37.3% of company-owned store sales for the first three months of 2014 and 2013, respectively. Compensation and benefits represented 25.2% and 28.1% of company-owned store sales for the first three months of 2014 and 2013, respectively. Advertising represented 9.3% and 9.2% of company-owned store sales for the first three months of 2014 and 2013, respectively. Occupancy represented 5.5% and 6.0% of company-owned store sales for the first three months of 2014 and 2013, respectively. Other restaurant operating costs represented 8.9% and 10.1% of company-owned store sales for the first three months of 2014 and 2013, respectively.

First Three Months of 2014 Compared to First Three Months of 2013
Revenues
Total Revenues. Total revenues increased by $5.5 million, or 28.2%, to $25.1 million in the first three months of 2014 from $19.6 million in the first three months of 2013. Revenue in 2014 includes $1.8 million of revenue related to the re-sale of POS licenses to franchisees at cost.
Franchise Royalties. Franchise royalties increased by $0.6 million, or 6.0%, to $10.1 million in the first three months of 2014 from $9.5 million in the first three months of 2013 due to the increase in the number of domestic franchise stores from 1,291 on April 1, 2013 to 1,360 on March 31, 2014, and comparable store sales growth of 3.1% for domestic franchise stores, resulting primarily from a favorable impact of product mix and an increase in average check.

Franchise and Development Fees. Franchise and development fees increased by $0.3 million, or 32.5%, to $1.2 million in the first three months of 2014 from $0.9 million in the first three months of 2013 due to the opening of 21 new franchise stores in the first three months of 2014, seven more than the first three months of 2013, and increased successive fees.
Company-Owned Store Sales. Company-owned store sales increased by $2.9 million, or 31.1%, to $12.0 million in the first three months of 2014 from $9.2 million in the first three months of 2013 due to the acquisition of 15 company-owned stores, the divestiture of nine stores and comparable store sales growth of 7.1% for company-owned stores, resulting primarily from a favorable impact of product mix and an increase in average check size.
Lease and Other. Lease and other increased by $1.8 million, or 4,331.0%, to $1.9 million in the first three months of 2014 from $42,000 in the first three months of 2013 due to the addition of $1.8 million from the resale of the POS licenses sold to franchisees at cost.

Costs and Expenses
Total Costs and Expenses. Total costs and expenses increased by $4.7 million, or 29.7%, to $20.5 million in the first three months of 2014 from $15.8 million in the first three months of 2013.
Store Operating Costs. Store operating costs increased by $2.1 million, or 25.8%, to $10.5 million in the first three months of 2014 from $8.3 million in the first three months of 2013 as referenced below. As a percentage of company-owned store sales, total company-owned store expenses decreased to 87.1% in the first three months of 2014, from 90.8% in the first three months of 2013.

▪
Cost of Food and Packaging. Cost of food and packaging increased by $1.2 million, or 34.1%, to $4.6 million in the first three months of 2014 from $3.4 million in the first three months of 2013 due to the acquisition of 15 company-owned stores, the divestiture of nine stores and a 7.1% increase in comparable store sales.

▪
Compensation and Benefits. Compensation and benefits increased by $458,000, or 17.8%, to $3.0 million in the first three months of 2014 from $2.6 million in the first three months of 2013 due to increased headcount resulting from the acquisition of 15 company-owned stores, the divestiture of nine stores and a 7.1% increase in comparable store sales, which resulted in additional hourly labor costs to support increased sales in those stores.

▪
Advertising. Advertising increased by $276,000, or 32.6%, to $1.1 million in the first three months of 2014 from $846,000 in the first three months of 2013 due to increased marketing spending and advertising through DMA cooperatives.

▪
Occupancy. Occupancy increased by $106,000, or 19.1%, to $660,000 in the first three months of 2014 from $554,000 in the first three months of 2013 due to occupancy costs associated with the acquisition of 15 company-owned stores and the divestiture of nine stores.

▪
Other Store Operating Costs. Other store operating costs increased by $139,000, or 14.9%, to $1.1 million in the first three months of 2014 from $930,000 in the first three months of 2013 due to the acquisition of 15 company-owned stores, the divestiture of nine stores and a 7.1% increase in comparable store sales.

Selling, General and Administrative. Selling, general and administrative expenses increased by $2.5 million, or 43.0%, to $8.2 million in the first three months of 2014 from $5.7 million in the first three months of 2013 primarily due to $1.8 million related to the resale of POS licenses to franchisees at cost and costs incurred in preparation for the IPO. As a percentage of revenues, selling, general and administrative expense increased to 32.6% in the first three months of 2014 from 29.3% in the first three months of 2013.

Depreciation and Amortization. Depreciation and amortization increased by $142,000, or 8.4%, to $1.8 million in the first three months of 2014 from $1.7 million in the first three months of 2013 primarily due to an increase in the number of company-owned stores and increased acquisitions of property and equipment for business technology projects.
Loss on Disposal or Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment decreased by $58,000, or 90.6%, to $6,000 in the first three months of 2014 from $64,000 in the first three months of 2013.
Interest Expense. Interest expense increased by $496,000, or 19.0%, to $3.1 million in the first three months of 2014 from $2.6 million in the first three months of 2013 due to an increase in our outstanding debt from a debt refinancing in October 2013, partially offset by a reduction in the interest rates resulting from a debt modification to our previous credit facilities in March 2013.

Interest Income. Interest income increased by $12,000, or 54.5%, to $34,000 in the first three months of 2014 from $22,000 in first three months of 2013.
Other expense, net. Other expense, net increased by $5,000, or 71.4%, to $12,000 in the first three months of 2014 from $7,000 in the first three months of 2013.
Provision for income taxes. Provision for income taxes increased by $232,000, or 50.5%, to $691,000 in the first three months of 2014 from a benefit of $459,000 in the first three months of 2013 due primarily to more income and a higher effective tax rate. The effective tax rate for the first three months of 2014 increased to 45.8% from 39.2% in the first three months of 2013 due to a discrete adjustment for accelerated vesting of restricted stock.

Segment Results
Domestic Franchise. Total revenues for the Domestic Franchise segment increased by $2.6 million, or 25.4%, to $13.0 million in the first three months of 2014 from $10.4 million in the first three months of 2013 due to the net addition of 62 domestic franchise stores over the comparable period and segment comparable store sales growth of 3.1%.
Operating income for the Domestic Franchise segment increased by $1.5 million, or 32.5%, to $6.0 million in the first three months of 2014 from $4.5 million in the first three months of 2013 due to a growth in revenue of $0.8 million, excluding $1.8 million of POS licenses resold at cost, partially offset by a reduction in other selling, general and administrative costs.
Domestic Company Stores. Total revenues for the Domestic Company Stores segment increased by $2.9 million, or 31.1%, to $12.0 million in the first three months of 2014 from $9.2 million in the first three months of 2013 due to the acquisition of 15 company-owned stores, the divestiture of nine stores and segment comparable store sales growth of 7.1%.
Operating income for the Domestic Company Stores segment increased by $430,000, or 477.8%, to $520,000 in the first three months of 2014 from $90,000 in the first three months of 2013 due to the acquisition of 15 company-owned stores, the divestiture of nine stores and a 7.1% increase in comparable store sales.
International. Total revenues for the International segment increased by $27,000 to $52,000 in the first three months of 2014 from $25,000 in the first three months of 2013.
Operating loss for the International segment increased by $55,000, to $104,000 in the first three months of 2014 from $49,000 in the first three months of 2013, due mostly to having two employees working full time in this segment in the first three months of 2014 compared to no full time employees in the first three months of 2013.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, interest expense, capital expenditures, fees and principal payments on our debt as well as support our growth strategy and additional expenses we expect to incur as a public company. As a public company, we may also raise additional capital through the sale of equity. As of March 31, 2014, we had net working capital of $2.0 million due to the low levels of accounts receivable and inventory required to operate our business. In 2013, we entered into an agreement with our vendor of point-of-sale systems to acquire $4.5 million of software licenses which will be sold to franchise owners at cost. Payments to our vendor will be made in five equal payments, with the final payment being due in August 2014. We record these software licenses as prepaid expenses and other current assets. As of March 31, 2014, we sold $1.8 million of the POS licenses and expect to complete the sell of the remaining licenses acquired in the next 9 to 12 months.
As of March 31, 2014, we had cash and cash equivalents of $2.2 million and $10.0 million of available borrowings under a revolving credit facility, of which $1.0 million has been drawn. As of March 31, 2014, we had $171.0 million of outstanding indebtedness. After giving effect to the application of net proceeds from the IPO, we will have $115.5 million of outstanding indebtedness with the revolver undrawn. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our ongoing liquidity needs.

As of March 31, 2014, we were in compliance with all of our covenants and other obligations under the new senior secured credit facilities.

Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended
	March 31, 2014	April 1, 2013
	(dollars in thousands)
Cash flows from operating activities	$(2,140)	$2,464
Cash flows from investing activities	(323)	(2,100)
Cash flows from financing activities	999	(970)
Total cash flows	$(1,464)	$(606)

Cash Flows from Operating Activities
Our cash flows from operating activities are driven by sales both at franchise stores and company-owned stores, as well as franchise and development fees. We collect franchise royalties from our franchise owners on a weekly basis. System-wide sales of our pizzas, food and beverages are generally lowest in summer months, when family vacations and seasonal activities translate into reduced demand for Take ‘N’ Bake pizza and are highest in the fall, winter and spring corresponding to times when families tend to dine at home. Other factors that may impact our cash flows from operating activities are the cost of ingredients and personnel for our company-owned stores, unearned franchise and development fees and corporate overhead costs.
Net cash used by operating activities was $2.1 million in the first three months of 2014 compared to net cash provided of $2.5 million in the first three months of 2013. This $4.6 million decrease was due primarily to the timing of when costs were incurred and the related changes to prepaid expenses or accounts payable, in particular $2.1 million related to media development costs and other marketing costs, $1.9 million of incremental costs incurred related to the IPO, and $0.9 million paid toward the POS software licenses acquired for resale to franchisees at cost.
Cash Flows from Investing Activities
Net cash used by investing activities was $0.3 million in the first three months of 2014 compared to net cash used of $2.1 million in the first three months of 2013. The $1.8 million increase in cash from investing activities was due primarily to $1.7 million less used for the acquisition of stores, $0.8 million received from payments on notes receivable, offset by an additional $0.5 million invested in Project Pie, LLC, a cost-method investee.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.0 million in the first three months of 2014 compared to net cash used of $1.0 million in the first three months of 2013. The $2.0 million increase in net cash from financing activities was due to a change in the net advances and payments on the revolver of $1.5 million, lower payments on long-term debt, and no debt modification costs in the first three months of 2014 compared to 2013.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our judgments and estimates including those related to revenue recognition, impairment of goodwill and intangible assets, income taxes, advertising expense and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments and estimates are identified and described in our annual consolidated financial statements and the notes included in our Registration Statement.

JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this prospectus, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.
In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we plan to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see the "Recent Accounting Pronouncements" section in "Note 1—Description of Business and Basis of Presentation" in the accompanying notes to our unaudited condensed consolidated financial statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
We are exposed to market risks from changes in commodity prices. During the normal course of the year, we enter into national pricing commitments for cheese and other food products that are affected by changes in commodity prices and, as a result, our franchise and company-owned stores are subject to volatility in food costs. We also maintain relationships with multiple suppliers for certain key products, such as cheese. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled and are accounted for as normal purchases.
Interest Rate Risk
We are subject to interest rate risk on our new senior secured credit facilities. Interest rates on our new senior secured credit facilities are based on LIBOR, and under certain circumstances we may be required by our lenders to enter into interest rate swap arrangements. A hypothetical 1.0% increase or decrease in the interest rate associated with our new senior secured credit facilities would have resulted in a $1.7 million impact to interest expense on an annualized basis.
Foreign Currency Exchange Rate Risk
Our international franchise owners use the local currency as their functional currency. Royalty payments from our franchise owners in the Middle East are generally remitted to us in U.S. dollars, and royalty payments from our Canadian franchise owners are generally remitted to us in Canadian dollars. Because our international activities do not account for a significant portion of our revenues, we believe our exposure to foreign currency risk is minimal.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2014, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending December 30, 2014 if certain triggers requiring accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an "emerging growth company."
Changes in Internal Control over Financial Reporting
In January 2014 we hired a new Chief Financial Officer. Our previous Chief Financial Officer left the Company in November 2013. There have been no other significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings
We currently are subject to litigation with a group of our franchise owners. In January 2014, eight franchise owners claimed that we misrepresented our sales volumes, made false representations to them and charged excess advertising fees, among other things. We engaged in mediation with these franchise owners in order to address and resolve these claims, but we were unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, including these franchise owners, representing 52 open franchise stores, filed a lawsuit against us in Washington State court making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract. We believe the allegations lack merit and are vigorously defending the lawsuit. On May 2, 2014, we filed a Partial Motion to Dismiss and an Answer in the lawsuit. We cannot assure that we will be successful in our defense of this lawsuit; however, we do not currently expect the cost of resolving this matter to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We are subject to routine legal proceedings, claims, and litigation in the ordinary course of our business. We also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Lawsuits requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We do not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.    Risk Factors
An investment in common stock involves a high degree of risk. You should carefully consider the following risks, as well as the other information in this Quarterly Report on Form 10-Q and the Registration Statement, before making an investment in our company. If any of the following risks actually occurs, our business, results of operations or financial condition may be adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.
Risks Relating to Our Business and Industry
The limited service restaurant pizza category and restaurant sector overall are highly competitive and such competition could adversely affect our business, financial condition and results of operations.
The restaurant industry in general, and the limited service restaurant pizza category in particular, are highly competitive with respect to price, value, food quality, ambience, convenience, concept, service and location. A substantial number of restaurant operations compete with us for customer traffic. We compete against other major national limited service restaurant pizza chains and regional and local businesses, including other chains offering Take ‘N’ Bake pizza products as well as dine-in, carry-out and delivery services. We also compete on a broader scale with limited service and other international, national, regional and local limited-service restaurants. Many of our competitors have significantly greater financial, marketing, personnel and other resources as well as greater brand recognition than we do and may have lower operating costs, more and better locations and more effective marketing than we do. Many of our competitors are well established in markets in which our franchise owners and we have existing stores or intend to locate new stores. In addition, many of our competitors emphasize lower-cost value options or meal packages or have loyalty programs, which provide discounts on certain menu offerings, and they may continue to do so in the future. For example, in recent years, several national pizza chains have offered significant price discounts for pizza products, and we have developed similarly priced products in response. In addition, we face increasing competition from pizza product offerings available at grocery stores and convenience stores, which offer Take ‘N’ Bake, frozen and carry-out pizzas.
We also compete for employees, suitable real estate sites and qualified franchise owners. If we are unable to compete successfully and maintain or enhance our competitive position, or if customers have a poor experience at a Papa Murphy’s store, whether company-owned or franchised, we could experience downward pressure on customer traffic, prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, all of which could have a material adverse effect on our business, financial condition and results of operations.

The food service market is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.
Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as more healthy, our business, financial condition and results of operations would be materially adversely affected. In addition, if consumers no longer seek pizza that they can bake at home in favor of pizza that is already baked and/or delivered, our business, financial condition and results of operations would be materially adversely affected. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza in general, and Take ‘N’ Bake pizza in particular, should decrease, our business would be adversely affected more than if we had a more diversified menu, as many other food service businesses do.
Our business and results of operations depend significantly upon the success of our and our franchise owners’ existing and new stores.
Our business and results of operations are significantly dependent upon the success of our franchise owners and our company-owned stores. We and our franchise owners may be adversely affected by:

▪
declining economic conditions, including housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices and consumer confidence and other events or factors that adversely affect consumer spending in the markets that we serve;

▪	increased competition in the restaurant industry, particularly in the pizza, casual and fast-casual dining segments;

▪	changes in consumer tastes and preferences;

▪	demographic trends;

▪	customers’ budgeting constraints;

▪	customers’ willingness to accept menu price increases that we may make to offset increases in key input and operating costs;

▪	adverse weather conditions;

▪	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambience and service; and

▪	customers’ experiences in our stores.
Our company-owned stores and our franchise owners are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

▪	food, particularly mozzarella cheese and other raw materials costs, many of which we do not or cannot effectively hedge;

▪	labor costs, including wage, workers’ compensation, minimum wage requirements, health care and other benefits expenses;

▪	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing stores;

▪	compliance costs as a result of changes in legal, regulatory or industry standards;

▪	energy, water and other utility costs;

▪	insurance costs;

▪	information technology and other logistical costs; and

▪	litigation expenses.
If we fail to open new domestic and international franchise and company-owned stores on a timely basis, our ability to increase our revenues could be materially adversely affected.
A significant component of our growth strategy includes the opening of new domestic and international franchise stores. We and our franchise owners face many challenges associated with opening new stores, including:

▪
identification and availability of suitable store locations with the appropriate size, visibility, traffic patterns, local residential neighborhoods, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales per store;

▪	competition with other restaurants and retail concepts for potential store sites and anticipated commercial, residential and infrastructure development near new or potential stores;

▪	ability to negotiate acceptable lease arrangements;

▪	availability of financing and ability to negotiate acceptable financing terms;

▪	recruiting, hiring and training of qualified personnel;

▪	construction and development cost management;

▪	completing our construction activities on a timely basis;

▪	obtaining all necessary governmental licenses, permits and approvals and complying with local, state and federal laws and regulations to open, construct or remodel and operate our stores;

▪	unforeseen engineering or environmental problems with the leased premises;

▪	avoiding the impact of adverse weather during the construction period; and

▪	other unanticipated increases in costs, delays or cost overruns.
As a result of these challenges, we and our franchise owners may not be able to open new stores as quickly as planned or at all. We and our franchise owners have experienced, and expect to continue to experience, delays in store openings from time to time and have abandoned plans to open stores in various markets on occasion. Any delays or failures to open new stores by us or our franchise owners could materially and adversely affect our growth strategy and our results of operations.
Our progress in opening new stores from quarter to quarter may occur at an uneven rate. If we do not open new stores in the future according to our current plans, the delay could materially adversely affect our business, financial condition or results of operations.
If we fail to identify, recruit and contract with a sufficient number of qualified franchise owners, our ability to open new franchise stores and increase our revenues could be materially adversely affected.
The opening of additional franchise stores depends, in part, upon the availability of prospective franchise owners who meet our criteria. Because most of our franchise owners open and operate one or two stores, our growth strategy requires us to identify, recruit and contract with a significant number of new franchise owners each year. We may not be able to identify, recruit or contract with suitable franchise owners in our target markets on a timely basis or at all. In addition, our franchise owners may not have access to the financial or management resources that they need to open the stores contemplated by their agreements with us, or they may elect to cease store development for other reasons. If we are unable to recruit suitable franchise owners or if franchise owners are unable or unwilling to open new stores as planned, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenues and materially adversely affect our business, financial condition and results of operations.
The planned rapid increase in the number of our stores may make our future results unpredictable and, if we fail to manage such growth effectively, our business, financial condition and results of operations may be materially adversely affected.
This growth strategy and the investment associated with the development of each new store may cause our results to fluctuate and be unpredictable or materially adversely affect our results of operations. In addition, our franchise owners and our ability to successfully develop new stores in new markets may be adversely affected by a lack of awareness or acceptance of our brand and the Take ‘N’ Bake concept as well as by a lack of existing marketing efforts and operational execution in these new markets. Stores in new markets may also face challenges related to being early into market and having less marketing funds related to low store density when compared to competitors. To the extent that we are unable to foster name recognition and affinity for our brand and concept in new markets and implement effective advertising and promotional programs, our and our franchise owners’ new stores may not perform as expected and our growth may be significantly delayed or impaired. Moreover, as has happened when other store concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. New stores may also have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate sales history and brand familiarity. Newly opened stores or our future markets and stores may not be successful or our system-wide average store sales may not increase at historical rates, which could materially adversely affect our business, financial condition or results of operations.

Our existing store management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We believe our culture—from the store level up through management—is an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. We may not respond quickly enough to the changing demands that our expansion will impose on our management, store teams, existing infrastructure and culture, which could materially adversely affect our business, financial condition or results of operations.
New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (the “PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These inconsistencies could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our products and materially adversely affect our business, financial condition and results of operations.
Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. We cannot predict the impact of the new nutrition labeling requirements under the PPACA until final regulations are promulgated. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.
Our results of operations and growth strategy depend in significant part on the success of our franchise owners, and we are subject to a variety of additional risks associated with our franchise owners, including litigation that has been brought against us by certain franchise owners.
A substantial portion of our revenues comes from royalties generated by our franchise stores. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. Accordingly, we are reliant on the performance of our franchise owners in successfully opening and operating their stores and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchise owners, may harm the goodwill associated with our brands, and may materially adversely affect our business and results of operations.
Franchise owner independence. Franchise owners are independent operators, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchise owners, we cannot be certain that our franchise owners will have the business acumen or financial resources necessary to operate successful franchises in their area approved locations and state franchise laws may limit our ability to terminate or modify these franchise agreements. Moreover, despite our training, support and monitoring, franchise owners may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and adequately train qualified managers and other store personnel. The failure of our franchise owners to operate their franchises successfully and actions taken by their employees could have a material adverse effect on our reputation, our brand and our ability to attract prospective franchise owners, our business, financial condition or results of operations.

Franchise agreement termination or nonrenewal. Each franchise agreement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise agreements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our licensed intellectual property.
In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise agreement, we or the franchise owner may, or may not, elect to renew the franchise agreements. If the franchise owner agreement is renewed, the franchise owner will receive a successive franchise agreement for an additional term. Such option, however, is contingent on the franchise owner’s execution of the then-current form of franchise agreements (which may include increased royalty payments, advertising fees and other costs), the satisfaction of certain conditions (including modernization of the restaurant and related operations) and the payment of a renewal fee. If a franchise owner is unable or unwilling to satisfy any of the foregoing conditions, we may elect to not renew the expiring franchise agreement, in which event the franchise agreement will terminate upon expiration of the term.
Franchise owner insurance. The franchise agreements require each franchise owner to maintain certain insurance types and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchise owners may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a franchise owner’s ability to satisfy obligations under the franchise agreement, including the ability to make royalty payments.
Product liability exposure. We require franchise owners to maintain general liability insurance coverage to protect against the risk of product liability and other risks and demand strict franchise owner compliance with health and safety regulations. However, franchise owners may receive or produce defective food or beverage products, which may materially adversely affect our brand’s goodwill and our business. Further, a franchise owner’s failure to comply with health and safety regulations, including requirements relating to food quality or preparation, could subject them, and possibly us, to litigation. Any litigation, including the imposition of fines or damage awards, could adversely affect the ability of a franchise owner to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.
Franchise owners’ participation in our strategy. Our franchise owners are an integral part of our business. We may be unable to successfully implement our growth strategy if our franchise owners do not actively participate in such implementation. From time to time, franchise owners, individually or through the Papa Murphy’s Franchise Association (the “PMFA”), which is an independent association of franchise owners, have disagreed with or resisted elements of our strategy including new product initiatives and investments in their stores such as remodeling and implementing a point-of-sale system. Franchise owners may also fail to participate in our marketing initiatives, which could materially adversely affect their sales trends, AWS and results of operations. In addition, the failure of our franchise owners to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success. It also may be difficult for us to monitor our international franchise owners’ implementation of our growth strategy due to our lack of personnel in the markets served by such franchise owners.
Franchise owner litigation and conflicts with franchise owners. Franchise owners are subject to a variety of litigation risks, including, but not limited to, customer claims, personal-injury claims, environmental claims, employee allegations of improper termination and discrimination, claims related to violations of the ADA, religious freedom, the Fair Labor Standards Act (“FLSA”), the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), advertising laws and intellectual-property claims. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce the execution of new franchise agreements. We also may be named in lawsuits against our franchise owners. In addition, the nature of the franchisor-franchise owner relationship may give rise to conflict. For example, in September 2013, we received a letter from the PMFA outlining a number of concerns and disagreements that the franchise owners it represents had with our company, including concern over a lack of franchise owner involvement in strategic decision-making, inadequate assistance in increasing and difficulty maintaining franchise store profitability in a higher cost environment, disagreement with marketing initiatives and product launches, and dissatisfaction with costs associated with the new store remodel program and with the implementation of a new point-of-sale system. Our senior management team has engaged with the PMFA, including as part of off-site meetings, to address these concerns and resolve specific issues raised by the franchise owners. Such discussions and meetings may not result in a resolution satisfactory to the franchise owners or us and may materially adversely affect our ability to grow our franchise system and maintain relationships with our franchise owners, may damage our reputation and our brand, and may materially adversely affect our results of operations.
We currently are subject to litigation with a group of our franchise owners and may become subject to additional litigation with franchise owners in the future. In January 2014, eight franchise owners claimed that we misrepresented our sales volumes, made false representations to them and charged excess advertising fees, among other things. We engaged in mediation with these franchise owners in order to address and resolve these claims, but we were unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, including these franchise owners, representing 52 open franchise stores, filed a lawsuit against us in Washington State court making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract. We believe the allegations lack merit and are vigorously defending the lawsuit. On May 2, 2014, the Company filed a Partial Motion to Dismiss and an Answer in the lawsuit. We cannot assure that we will be successful in our defense of this lawsuit. Engaging in such litigation may be costly, time-consuming and further distract management and also may materially adversely affect our relationships with potential franchise owners and our ability to attract new franchise owners. In addition to these and other claims that may be brought against us by franchise owners, we also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Such litigation may be time consuming and costly. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and our brand.
Americans with Disabilities Act. Restaurants located in the United States must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the “ADA”). Although we believe newer restaurants meet the ADA construction standards and, further, that franchise owners have historically been diligent in the remodeling of older restaurants, a finding of noncompliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of a franchise owner to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.
Access to credit. Our franchise owners typically finance new operations and new store openings with loans or other forms of credit. If our franchise owners are unable to access credit or obtain sufficient credit, if interest rates on loans that our franchise owners use to finance operations of current stores or to open new stores increase or if franchise owners are unable to service their debt, our franchise owners may have difficulty operating their stores or opening new stores, which could materially adversely affect our results of operations as well as our ability to expand our franchise system.
Franchise owner bankruptcy. The bankruptcy of a multi-unit franchise owner could negatively impact our ability to collect payments due under such franchise owner’s franchise agreement. In a franchise owner bankruptcy, the bankruptcy trustee may reject its franchise agreements pursuant to Section 365 under the United States bankruptcy code, in which case there would be no further royalty payments from such franchise owner. There can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchise owner in connection with a damage claim resulting from such rejection.
Opening new stores in existing markets may negatively affect sales at existing stores.
We intend to continue opening new franchise stores in our existing markets as a core part of our growth strategy. Expansion in existing markets may be affected by local economic and market conditions. Further, the customer target area of our stores varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new store in or near markets in which stores already exist could adversely affect the sales of these existing stores. We and our franchise owners may selectively open new stores in and around areas of existing stores. Sales cannibalization between stores may become significant in the future as we continue to expand our operations and could affect sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.
New stores may not be profitable and the increases in AWS and comparable store sales that we have experienced in the past may not be indicative of future results.
New stores may not be profitable and their sales performance may not follow historical patterns. In addition, our AWS and comparable store sales may not increase at the rates achieved over the past several years. AWS for new domestic stores can be influenced by a number of factors, including the mix of new stores opening in core, developing, and new markets or in high-AWS and low-AWS markets. Other factors that may impact AWS, comparable store sales, and performance of new stores are the level of media efficiency, pricing structure, and the competitive activity in any market, our overall marketing plans, and the timing of new store openings, which is impacted by the seasonal nature of our sales cycle. In addition, in the second half of 2013, we modified our new store grand opening plan to focus less on driving opening day sales and instead delivering a more sustainable sales level and extending sales momentum well into the first full fiscal year of operations. Although this new plan may allow for steadier and more sustainable growth, it may also result in lower AWS in earlier periods. Profits and sales performance for new stores in newer, less-penetrated markets may further be adversely affected by a lack of awareness or acceptance of our brand and concept as well as by a lack of existing marketing efforts and operational execution in these markets.
If new stores do not perform as planned, or if we or our franchise owners are unable to achieve our expected AWS in the new stores, our business, financial condition or results of operations could be materially adversely affected.
Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchise stores.
We currently have franchise stores in Canada and the United Arab Emirates and plan to continue to grow internationally. Our international operations are in early stages, historically have not been profitable and have achieved lower margins than our domestic stores. We expect this financial performance to continue in the near-term. Expansion in international markets may also be affected by local economic and market conditions. Therefore, as we expand internationally, our franchise owners may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither our franchise owners nor we have control, may include:

▪	recessionary or expansive trends in international markets;

▪	changing labor conditions and difficulties in staffing and managing our foreign operations;

▪	increases in the taxes we pay and other changes in applicable tax laws;

▪	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

▪	changes in inflation rates;

▪	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

▪	difficulty in protecting our brand, reputation and intellectual property;

▪	difficulty in collecting our royalties and longer payment cycles;

▪	expropriation of private enterprises;

▪	increases in anti-American sentiment and the identification of the Papa Murphy’s brand as an American brand;

▪	political and economic instability; and

▪	other external factors.
Termination of area development agreements (“ADAs”) or master franchise agreements with certain franchise owners could adversely impact our revenues.
We enter into ADAs with certain domestic franchise owners that plan to open multiple Papa Murphy’s stores in a designated market area (a “DMA”), and we have entered into master franchise agreements with third parties to develop and operate stores in Canada and in the Middle East. These franchise owners are granted certain rights with respect to specified territories, and at their discretion, these franchise owners may open more stores than specified in their agreements. The termination of ADAs or an arrangement with a master franchise owner or a lack of expansion by these franchise owners could result in the delay of the development of franchised restaurants, discontinuation or an interruption in the operation of one of our brands in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption would result in a delay in, or loss of, royalty income to us by way reduced sales and could materially and adversely affect our business, financial condition or results of operations.
We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases for stores that we operate.
We do not own any of the real property where our company-owned stores operate. Payments under our operating leases account for a portion of our operating expenses, and we expect the new company-owned stores we open in the future similarly will be leased. Our leases generally have an initial term of five years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are net leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close stores in desirable locations. These potential increased occupancy costs and closed stores could materially adversely affect our business, financial condition or results of operations.
The impact of negative economic factors, including the availability of credit, on our and our franchise owners’ landlords could negatively affect our results of operations.
Negative effects on our and our franchise owners’ existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our or our franchise owners’ landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction funding to us or satisfy other lease covenants. In addition, if our franchise owners or our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. The development of new stores may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets and recent declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for our new stores. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.
Damage to our reputation and the Papa Murphy’s brand and negative publicity relating to our stores, including our franchise stores, could reduce sales at some or all of our other stores and could negatively impact our business, financial condition and results of operations.
Our success is dependent in part upon our ability to maintain and enhance the value of the Papa Murphy’s brand, consumers’ connection to our brand and positive relationships with our franchise owners. We may, from time to time, be faced with negative publicity relating to food quality, store facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee and franchise owner relationships, franchise owner litigation or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The risks associated with such negative publicity cannot be completely eliminated or mitigated and may materially adversely affect our business, financial condition and results of operations and result in damage to our brand. For multi-location food service businesses such as ours, the negative impact of adverse publicity relating to one store or a limited number of stores may extend far beyond the stores or franchise owners involved to affect some or all of our other stores. The risk of negative publicity is particularly great with respect to our franchise stores because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations.
There has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals to access a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they purchase and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In general, the dissemination of information online could materially adversely affect our business, financial condition and results of operations, regardless of the information’s accuracy.
Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchise owner support of such advertising and marketing campaigns.
We believe the Papa Murphy’s brand is critical to our business. We expend resources in our marketing efforts using a variety of media, including social media. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than us. Should our competitors increase spending on marketing and advertising, or should our advertising and promotions be less effective than our competitors, our business, financial condition and results of operations could materially adversely affected.
The support of our franchise owners is critical for the success of our advertising and marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchise owners. Our franchise owners are required to spend approximately five percent of net sales directly on local advertising or contribute to a local fund managed by franchise owners in certain market areas to fund the purchase of advertising media. Our franchise owners are also required to contribute two percent of their net sales to a national fund to support the development of new products, brand development and national marketing programs. In addition, we, our franchise owners and other third parties have contributed additional advertising funds in the past. While we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchise owners if the implementation of these initiatives is to be successful. Additional advertising funds are not contractually required, and we, our franchise owners and other third parties may choose to discontinue contributing additional funds in the future. Any significant decreases in our advertising and marketing funds or financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially adversely affect our business, financial condition and results of operations.
Our sales and profits could be adversely affected if comparable store sales are less than we expect.
The level of comparable store sales, which represent the change in year-over-year sales for stores open for at least 53 weeks, excluding the week the store opened, will affect our sales growth and will continue to be a critical factor affecting our profits because the profit margin on comparable store sales is generally higher than the profit margin on new store sales. Our franchise owners’ and our ability to increase comparable store sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable store sales growth or that the change in comparable store sales could be negative, which may cause a decrease in sales and our profits that would materially adversely affect our business, financial condition or results of operations.
We experience the effects of seasonality.
Seasonal factors and the timing of holidays cause our revenues to fluctuate from quarter to quarter. We typically follow family eating patterns at home, with our strongest sales levels occurring in the months of September through May, and our lowest sales levels occurring in the months of June, July and August. Therefore, our revenues per store are typically higher in the first and fourth quarters and lower in the second and third quarters. Additionally, our new store openings have historically been concentrated in the fourth and first quarters because new franchise owners may seek to benefit from historically stronger sales levels occurring in these periods. We believe that new store openings will continue to be weighted towards the fourth quarter. As a result of these factors, our quarterly and annual results of operations and comparable store sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable store sales for any particular future period may decrease and materially adversely affect our business, financial condition or results of operations.
Changes in economic conditions, including continuing effects from the recent recession and adverse weather and other unforeseen conditions, could materially adversely affect our business, financial condition and results of operations.
The restaurant industry depends on consumer discretionary spending. The recent recession, coupled with high unemployment rates, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, rising fuel prices, reduced access to credit and reduced consumer confidence, has impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may continue to depress consumer confidence and discretionary spending for the near term. If the weak economy continues for a prolonged period of time or worsens, customer traffic could be adversely impacted if our customers have less discretionary income or reduce the amount they spend on quick service meals. We believe that if the current negative economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. In addition, given our geographic concentrations in the West and Midwest, economic conditions in these particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our stores, and, in more severe cases, cause temporary store closures, sometimes for prolonged periods. If store sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential store closures could result from prolonged negative store sales. There can be no assurance that the macroeconomic environment or the regional economics in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.

Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our stores, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. In addition, there is no guarantee that our franchise locations will maintain the high levels of internal controls and training we require at our company-owned stores. Furthermore, our franchise owners and we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single store. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our stores or markets or related to food products we sell could negatively affect our store sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our stores. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our stores, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition or results of operations.
Changes in food availability and costs could adversely affect our results of operations.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs, particularly the costs of mozzarella cheese and flour. We are party to national supply agreements for core ingredients with certain key third party suppliers, including Saputo Cheese Inc. and Davisco Foods for cheese, Pizza Blends, Inc. for flour and dough mix, Neil Jones Foods Company for tomatoes for sauce and several suppliers for meat, pursuant to which we lock in pricing for our franchise owners and company-owned stores. We rely on Sysco Corporation as the primary distributor of food and other products to our franchise owners and company-owned stores. Our pricing arrangements with national suppliers typically have terms from three months to a year after which the pricing may be renegotiated. Each store purchases food supplies directly from these suppliers and purchases produce locally through a produce buying group.
The type, variety, quality, availability and price of produce, meat and cheese are volatile and are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our and our franchise owners’ food costs or cause a disruption in our supply. For example, cheese pricing is higher in the summer months due to a drop off in milk production in higher temperatures. Our food distributors and suppliers also may be affected by higher costs to produce and transport commodities used in our stores, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future. As a result, any increase in the prices charged by suppliers would increase the food costs for our company-owned stores and for our franchise owners and could adversely impact their profitability. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers, and any price increases that are passed along to consumers may materially adversely affect store sales which would lower revenues generated from company-owned stores and franchise owner royalties. These potential changes in food and supply costs and availability could materially adversely affect our business, financial condition or results of operations.
Our dependence on a sole supplier or a limited number of suppliers for some ingredients could result in disruptions to our business.
Sysco Corporation is the primary distributor of our food and other products to our domestic franchise owners and company-owned stores and any disruption to this distribution due to work stoppages, strikes or other business interruption may materially adversely affect our franchise owners and us. Additionally, we do not have formal long-term arrangements with all of our suppliers, and therefore our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, or at all. Any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce store sales. We may not be able to find alternative distributors or suppliers on a timely basis or at all. Our company-owned and franchise stores could also be harmed by any prolonged disruption in the supply of products from or to our key suppliers due to weather, crop disease and other events beyond our control. Insolvency of key suppliers could also negatively impact our business. Our focus on a limited menu would make the consequences of a shortage of a key ingredient, such as cheese or flour, more severe, and affected stores could experience significant reductions in sales during the shortage.

Changes in laws related to electronic benefit transfer (“EBT”) systems, could adversely impact our results in operations.
Because our products are not cooked, we and our franchise owners currently are able to accept EBT payments, or food stamps, at stores in the United States. Changes in state and federal laws governing where EBT cards may be used and what they may be used for may limit our ability to accept such payments and could significantly reduce sales. Reductions in food stamp benefits occurred in November 2013, and further additional reductions in food stamp benefits have been proposed separately by the Senate and Congress. The recent reductions to and the potential future reductions in food stamp benefits may reduce sales, which could materially adversely affect our business, financial condition and results of operations.
Changes in employment laws may adversely affect our business.
Various federal and state labor laws govern the relationship with our employees and employees of our franchise owners, which may impact our and our franchise owners’ operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, mandatory health benefits, workers’ compensation rates, immigration status, tax reporting and other wage and benefit requirements. A substantial number of employees at our company-owned and franchise stores are paid at rates related to the U.S. federal minimum wage, and increases in the U.S. federal minimum wage may increase labor costs. Any such increases in labor costs might result in franchise owners inadequately staffing restaurants. Understaffed restaurants could reduce sales at such restaurants, decrease royalty payments and adversely affect our brands. In addition, various states are considering or have already adopted new immigration laws or enforcement programs. The U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase obligations for compliance and oversight, which could subject us to additional costs and make the hiring process for us and our franchise owners more cumbersome, or reduce the availability of potential employees. Although we require all of our employees, including at our company-owned stores, to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required, and we plan to introduce its use throughout our stores. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. In addition, our franchise owners are responsible for screening any employees they hire. Unauthorized workers are subject to deportation and may subject us or our franchise owners to fines or penalties, and if any of our or our franchise owners’ workers are found to be unauthorized it may become more difficult for us to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt store operations and cause temporary increases in our or our franchise owners’ labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.
If our franchise owners or we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.
Labor is a primary component in the cost of operating our company-owned stores and for franchise owners. If our franchise owners or we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our franchise owners’ and our ability to attract, motivate and retain a sufficient number of well-qualified store operators and management personnel, as well as a sufficient number of other qualified employees, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our franchise owners’ and our ability to recruit and retain such individuals may delay the planned openings of new stores or result in higher employee turnover in existing stores, which could have a material adverse effect on our business, financial condition or results of operations.
An increase in the cost of labor could adversely affect our business and our growth. Competition for employees could require us or our franchise owners to pay higher wages, which could result in higher labor costs. In addition increases in the minimum wage would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially adversely affect our business, financial condition or results of operations.

We invest in developing new product offerings, some of which may not be successful.
We invest in continually developing new potential product offerings as well as in marketing and advertising our new products. For example, we recently tested and rolled out nationally Fresh Pan Pizza, which is marketed at a price above our regular menu items. Our new product offerings may not be well-received by consumers and may not be successful, which could materially adversely affect our results of operations.
From time to time we may invest in enhancements to our franchise platform, on which we may not see a return.
We may not see a return on investments we make in our franchise platform. For example, we have invested in a point-of-sale system that we continue to implement across our franchise base in order to better manage our business. As part of this investment, in September 2013 we purchased approximately $4.5 million of point-of-sale software licenses, and we intend to sell these licenses directly to our franchise owners. We may not be able to sell these licenses to our existing franchise owners on a timely basis, or at all. Our failure to capitalize on investments may materially adversely affect our financial condition.
The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our results of operations and our franchise owners.
In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage for those already insured. We currently offer and subsidize comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law will require us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. If we elect to offer such benefits, we may incur substantial additional expense. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual mandates take effect. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us, we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could materially adversely affect our business, financial condition or results of operations.
Restaurant companies have been the target of class actions and other litigation alleging, among other things, violations of federal and state law. We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.
We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of restaurant companies have been subject to claims by customers, employees, franchise owners and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability, compliance with advertising laws, including the Telephone Consumer Protection Act, and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. An adverse judgment or settlement that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We carry insurance policies for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks. A judgment in excess of our insurance coverage for any claims could materially adversely affect our business, financial condition and results of operations. Regardless of whether any claims that may be brought against us are valid or whether we are ultimately determined to be liable, our business, financial condition and results of operations could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
Although we have experienced no customer lawsuits to date, our customers occasionally allege we caused an illness or injury they suffered at or after a visit to our stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, discrimination and similar matters. We may also be named as a defendant in any such claims brought against any of our franchise owners. In addition, we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess or outside of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations.
In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if we are not, publicity about these matters (particularly directed at the limited service or fast casual segments of the industry) may harm our reputation and could materially adversely affect our business, financial condition or results of operations.
Our business operations and future development could be significantly disrupted if we lose key members of our management team.
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate these senior officers and key employees. Although we have employment agreements in place with certain senior officers and key employees, we cannot prevent them from terminating their employment with us. The loss of the services of our Chief Executive Officer, Chief Financial Officer, other senior officers or other key employees could materially adversely affect our business and plans for future development. We have no reason to believe that we will lose the services of any of our current senior officers and key employees in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We do not maintain any key man life insurance policies for any of our employees.
Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be adversely affected.
As of March 31, 2014, we had $171.0 million of outstanding indebtedness and $9.0 million of availability under a revolving credit facility, and after giving effect to the IPO and the use of proceeds therefrom, which was used primarily to repay debt, we had $115.5 million of outstanding indebtedness, including $112.5 million outstanding under our senior secured credit facilities. We may, from time to time, incur additional indebtedness.
The agreement governing our senior secured credit facilities places certain conditions on us, including that it:

▪
requires us to utilize a substantial portion of our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes;

▪	increases our vulnerability to adverse general economic or industry conditions;

▪	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

▪	makes us more vulnerable to increases in interest rates, as borrowings under our new senior secured credit facilities are at variable rates;

▪	limits our ability to obtain additional financing in the future for working capital or other purposes; and

▪	places us at a competitive disadvantage compared to our competitors that have less indebtedness.
Our senior secured credit facilities place certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our senior secured credit facilities, we may be permitted to incur substantial additional indebtedness and may incur obligations that do not constitute indebtedness under the terms of the new senior secured credit facilities. The senior secured credit facilities also place certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. The new senior secured credit facilities also place certain restrictions on the payment of dividends and distributions and certain management fees. These restrictions limit or prohibit, among other things, our ability to:

▪	pay dividends on, redeem or repurchase our stock or make other distributions;

▪	incur or guarantee additional indebtedness;

▪	sell stock in our subsidiaries;

▪	create or incur liens;

▪	make acquisitions or investments;

▪	transfer or sell certain assets or merge or consolidate with or into other companies;

▪	make certain payments or prepayments of indebtedness subordinated to our obligations under our new senior secured credit facilities; and

▪	enter into certain transactions with our affiliates.
Failure to comply with certain covenants or the occurrence of a change of control under our senior secured credit facilities could result in the acceleration of our obligations under the senior secured credit facilities, which would have an adverse effect on our liquidity, capital resources and results of operations.
Our senior secured credit facilities also require us to comply with certain financial covenants regarding our capital expenditures, total leverage ratio and our interest coverage ratio. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the new senior secured credit facilities, which would have an adverse effect on our liquidity, capital resources and results of operations. See “Description of Material Indebtedness.”
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business, financial condition and results of operations could be materially adversely affected.
Any acquisitions, partnerships or joint ventures that we make could disrupt our business and harm our financial condition.
From time to time, we may evaluate potential strategic acquisitions of existing stores or complementary businesses as well as partnerships or joint ventures with third parties, including potential franchisors, to facilitate our growth, particularly our international expansion. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of any stores we acquire or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. For example, our Chairman, John Barr, co-invested with us, through a non-wholly owned subsidiary, in Project Pie, which is a fast casual custom pizza restaurant chain. Mr. Barr agreed to serve as the chairman of the Project Pie board of managers and as chairman of Project Pie, which may divert his attention from our business and result in potential conflicts of interest. In addition, Project Pie may require us to invest additional capital in the future and also may compete with our stores in certain markets.
Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with stock or the proceeds of debt, may be dilutive to our stockholders or increase our already high levels of indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.
Security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.
The majority of our store sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim, proceeding, or mandatory notification could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations could harm our reputation and could materially adversely affect our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brand and adversely affect our business.
Our ability to implement our business plan successfully depends in part on our ability to build brand recognition in the markets served by our stores using our trademarks and other proprietary intellectual property, including our brand names and logos. We have registered or applied to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.
We rely on our franchise owners to assist us in identifying issues at the local level. We enforce our rights through a number of methods, including the issuance of cease-and-desist letters. If it became necessary, we would make infringement claims in federal court. If our efforts to register, maintain and protect our trademarks or other intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ intellectual property rights. A successful claim of infringement against us could result in our being required to pay significant damages or enter into costly licensing or royalty agreements in order to obtain the right to use a third party’s intellectual property, any of which could have a negative impact on our results of operations and harm our future prospects. If such royalty or licensing agreements are not available to us on acceptable terms or at all, we may be forced to stop the sale of certain products or services. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, and divert management’s attention.
We also rely on trade secrets and proprietary know-how to protect our brand. Our methods of safeguarding this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may require us to pay monetary damages. We do not maintain confidentiality agreements with all of our team members. Even with respect to the confidentiality agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection, or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets or proprietary know-how, the appeal of our stores could be reduced and our business could be harmed.
Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our stores. Our ability to effectively and efficiently manage our operations depends upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could materially adversely affect our business, financial condition and results of operations and subject us to litigation or actions by regulatory authorities. Remediation of such problems could also result in significant, unplanned expenditures.
An increasingly significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including but not limited to, our online ordering platform, point-of-sale system and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, unauthorized data breaches or other attempts to harm our systems. Additionally, we rely on data centers that are also subject to break-ins, sabotage and intentional acts of vandalism that could cause disruptions in our ability to serve our customers and protect customer data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance with certain regulations, which could materially adversely affect our business, financial condition and results of operations.
We are subject to extensive government regulation and requirements issued by other groups and our failure to comply with existing or increased regulations could adversely affect our business and operating results.
We are subject to numerous federal, state, local and foreign laws and regulations, as well as, requirements issued by other groups, including those relating to:

▪	the preparation, sale and labeling of food;

▪	building and zoning requirements;

▪	environmental laws;

▪
compliance with the FLSA, which govern such matters as minimum wage, overtime and other working conditions, family leave mandates and a variety of other laws enacted by states that govern these and other employment matters;

▪	the impact of immigration and other local and foreign laws and regulations on our business;

▪	compliance with securities laws and NASDAQ listed company rules;

▪	compliance with the Americans with Disabilities Act of 1990, as amended;

▪	working and safety conditions;

▪	menu labeling and other nutritional requirements;

▪	sales taxes or other transaction taxes;

▪	compliance with the Payment Card Industry Data Security Standards (PCI DSS) and similar requirements;

▪	compliance with the PPACA, and subsequent amendments; and

▪	compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules promulgated thereunder.
We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat foods, foods with high sugar and salt content, or foods otherwise deemed to be “unhealthy.” If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.
We are also subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. Additionally, these laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could materially adversely affect our business, financial condition and results of operations.
Some of the jurisdictions where we have company-owned and franchise stores do not assess sales tax on our Take ‘N’ Bake pizzas because they are not ready to eat when purchased. Accordingly, we may benefit from a pricing advantage over some pizza chain competitors in these jurisdictions. If these jurisdictions were to impose sales tax on our products, these stores may experience a decline in sales due to the loss of this pricing advantage. In addition, our stores may be subject to unanticipated sales tax assessments. These sales tax assessments could result in losses to our franchise owners or franchise stores going out of business, which could adversely affect our number of franchise stores and our results of operations. Changes in sales tax assessments of this type at the franchisee level could lead to undercapitalized franchisees going out of business and loss of royalties at the company level. Similarly, such tax assessments could impact the profitability of our company-owned stores. As a result, changes in sales tax assessments could have a material adverse effect on our business, financial condition and results of operations.
Additionally, the failure to obtain and maintain licenses, permits and approvals could adversely affect our business, financial condition and results of operations. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing stores and delay or result in our decision to cancel the opening of new stores, which would adversely affect our business, financial condition and results of operations.
Conflict or terrorism could negatively affect our business.
We cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on local, regional, national or international economies or consumer confidence. Such events could negatively affect our business, including by reducing customer traffic or the availability of commodities.

Our current insurance coverage may not be adequate, insurance premiums for such coverage may increase and we may not be able to obtain insurance at acceptable rates, or at all.
We have retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any substantial inadequacy of, or inability to obtain insurance coverage could materially adversely affect our business, financial condition and results of operations.
Changes to accounting rules or regulations may adversely affect our results of operations.
Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such change would require us to record significant lease obligations on our consolidated balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially adversely affect our business, financial condition or results of operations.
Risks Relating to Our Company and Our Ownership Structure
We will incur increased costs and obligations as a result of being a public company.
As a privately held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of NASDAQ, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we, among other things, must:

▪	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable NASDAQ rules;

▪	create or expand the roles and duties of our board of directors and committees of the board;

▪	institute more comprehensive financial reporting and disclosure compliance functions;

▪	supplement our internal accounting, auditing and reporting function, including hiring additional staff with expertise in accounting and financial reporting for a public company;

▪	enhance and formalize closing procedures at the end of our accounting periods;

▪	enhance our internal audit and tax functions;

▪	enhance our investor relations function;

▪	establish new internal policies, including those relating to disclosure controls and procedures; and

▪	involve and retain to a greater degree outside counsel and accountants in the activities listed above.
These changes require a significant commitment of additional resources and many of our competitors already comply with these obligations. We may not be successful in implementing these requirements and the significant commitment of resources required for implementing them could adversely affect our business, financial condition and results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate NASDAQ listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
The changes necessitated by becoming a public company require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns.
For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years. To the extent we do not use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.
Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002. The failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.
As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the fiscal year ended December 28, 2015, and our management will be required to report on the effectiveness of our internal controls over financial reporting for such year. We do not currently have comprehensive documentation of our internal controls, nor do we document or test our compliance with these controls on a periodic basis in accordance with Section 404. Furthermore, we have not tested our internal controls in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. In the past we have restated our private company financial statements. Specifically, we were previously required to restate our private company financial statements for fiscal years 2012 and 2011, related to the treatment of certain share-based compensation. If, as a public company, we are required to restate our financial statements, we may fail to meet our public reporting obligations and we may be the subject of negative publicity focusing on financial statement inaccuracies and resulting restatements. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
In preparing our consolidated financial statements for the nine months ended September 30, 2013 and fiscal years 2012 and 2011, a material weakness in our internal control over financial reporting, as defined in the standards established by the U.S. Public Accounting Oversight Board (“PCAOB”), was identified. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
The material weakness identified resulted from ineffective controls over financial reporting, mainly due to a lack of segregation of financial and accounting duties related to our inability to adequately staff our financial reporting function with a sufficient number of staff with the appropriate experience. To remedy the material weakness, we implemented several measures to improve our internal control over financial reporting, such as increasing the headcount of qualified financial reporting personnel, including hiring an SEC reporting manager and a director of accounting to improve the capabilities of existing financial reporting personnel through training and education in the reporting requirements and deadlines set under GAAP, SEC rules and regulations and the Sarbanes-Oxley Act of 2002. We also engaged independent consultants to assist in establishing processes and oversight measures designed to comply with the requirements under GAAP, SEC rules and regulations and the Sarbanes-Oxley Act of 2002.
In connection with the preparation of our consolidated financial statements for fiscal year 2013, we had added appropriate additional accounting expertise and resources and no longer identified a material weakness in our internal control over financial reporting. Subsequently, in January 2014, we hired a new Chief Financial Officer, and we continue to hire additional qualified personnel and improve our financial and information technology controls and systems.
We are in the early stages of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules. Any restatement of our financial statements due to a lack of adequate internal controls or otherwise could further result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC. Failure to maintain an effective internal control environment could have a material adverse effect on our business and share price due to a lack of investor confidence.
In addition, we will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period and, as a result, we plan to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Our Sponsor may acquire interests and positions that could present potential conflicts with our and our stockholders’ interests.
Our Sponsor makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsor may also pursue, for its own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with our Sponsor in certain corporate opportunities. Accordingly, the interests of our Sponsor may supersede ours, causing it or its affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of our Sponsor and inaction on our part could have a material adverse effect on our business, financial condition and results of operations. Representatives of our Sponsor occupy a majority of the seats on our board of directors. In addition, under the new stockholder’s agreement that we entered into in connection with this offering, for so long as our Sponsor (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, our Sponsor will be entitled to designate two director designees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, our Sponsor will be entitled to designate one director designee, in each case to serve on the board of directors at any meeting of stockholders at which directors are to be elected to the extent that our Sponsor does not have a director designee then serving on the board of directors. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that our Sponsor has at least one or two designees, as the case may be. Accordingly, we expect that after the first anniversary of the IPO, at least two of the Sponsor representatives serving on our board will resign. Our Sponsor could invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of our Sponsor and the interests of our stockholders, these directors may not be disinterested.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, we may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. To the extent we choose to do so, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our certificate of incorporation and bylaws, as amended and restated in connection with the IPO, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

▪	authorize our board of directors to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;

▪	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

▪
specify that special meetings of our stockholders can be called only upon the request of a majority of our board of directors or, at the request of our Sponsor so long as our Sponsor (or its affiliates) owns at least 10% of the voting power of all outstanding shares of our common stock;

▪	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

▪	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

▪	prohibit cumulative voting in the election of directors; and

▪	provide that our directors may be removed only for cause by a majority of the remaining members of our board of directors or the holders of a supermajority of our outstanding shares of capital stock.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. In addition, because we are incorporated in Delaware, we have opted out of Section 203 of the Delaware General Corporation Law, but our amended and restated certificate of incorporation will provide that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our capital stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited. Our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporations Law, except that they provide that our Sponsor, or any affiliate thereof or any person or entity which acquires from any of the foregoing stockholders beneficial ownership of 5% or more of then outstanding shares of our voting stock in a transaction or any person or entity which acquires from such transferee beneficial ownership of 5% or more of then outstanding shares of our voting stock other than through a registered public offering or through any broker’s transaction executed on any securities exchange or other over-the-counter market, shall not be deemed an “interested stockholder” for purposes of this provision of our amended and restated certificate of incorporation and therefore not subject to the restrictions set forth in this provision.
Our Sponsor will continue to have significant influence over us after this offering, which could limit your ability to influence the outcome of key transactions, including a change of control.
Investment funds affiliated with our Sponsor beneficially own approximately 41% of our outstanding common stock (approximately 37% if the underwriters exercise in full the option to purchase additional shares from the selling stockholders). Under the terms of our amended and restated certificate of incorporation and bylaws, our Sponsor has consent rights with respect to certain significant matters so long as our Sponsor owns 25% or more of the outstanding shares of our common stock, including among others, certain change of control transactions, issuances of equity securities, the incurrence of significant indebtedness, declaration or payments of non-pro rata dividends, significant investments in, or acquisitions or dispositions of assets, adoption of any new equity-based incentive plan, any material increase in the salary of our Chief Executive Officer, certain amendments to our organizational documents, any material change to our business, or any change to the number of directors serving on our board. So long as our Sponsor owns 10% or more of our issued and outstanding common stock, our Sponsor will be granted access to our customary non-public information and members of our management team and shall have the ability to share our material non-public information with any potential purchaser of us that executes an acceptable confidentiality agreement with us which will include a prohibition on trading on material non-public information. Our Sponsor has the right to assign any of its governance and registration rights to its affiliates or to a third party in connection with the sale by our Sponsor of 10% or more of the issued and outstanding shares of our common stock. Under the terms of a new stockholder’s agreement, for so long as our Sponsor (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, our Sponsor will be entitled to designate two director designees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, our Sponsor will be entitled to designate one director designee, in each case to serve on the board of directors at any meeting of stockholders at which directors are to be elected to the extent that our Sponsor does not have a director designee then serving on the board of directors. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that our Sponsor has at least one or two designees, as the case may be. As such, our Sponsor will continue to have substantial influence over us. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of this one stockholder but not in the interest of the investors.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.        Exhibits.

		INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE
3.1	Fifth Amended and Restated Certificate of Incorporation of Papa Murphy's Holdings, Inc.	8-K	001-36432	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Papa Murphy's Holdings, Inc.	8-K	001-36432	3.2	May 13, 2014
4.1	Form of Common Stock Certificate.	S-1/A	333-194488	4.1	April 28, 2014
4.2	Second Amended and Restated Stockholders' Agreement.	8-K	001-36432	4.1	May 13, 2014
10.1	Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.1	April 4, 2014
10.2	Stockholder's Agreement	8-K	001-36432	10.1	May 13, 2014
10.3†	Credit Agreement, dated as of October 25, 2013 among PMI Holdings, Inc., Golub Capital LLC and the other financial institutions party thereto.	S-1A	333-194488	10.3	April 4, 2014
10.4	Security Agreement, dated as of October 25, 2013 among PMI Holdings, Inc., Golub Capital LLC and the other financial institutions party thereto.	S-1A	333-194488	10.4	April 4, 2014
10.5	Form of 2014 Equity Incentive Plan.	S-1A	333-194488	10.5	April 28, 2014
10.6	Form of Franchise Agreement.	S-1A	333-194488	10.6	April 4, 2014
10.7	Form of Area Development Agreement.	S-1A	333-194488	10.7	April 4, 2014
10.8	Form of Multiple Store Commitment Letter and Amendment to Franchise Agreement.	S-1A	333-194488	10.8	April 4, 2014
10.9	Stock Repurchase and Put Option Agreement dated as of July 29, 2011 among Papa Murphy's Holdings, Inc. and John Barr.	S-1A	333-194488	10.9	April 4, 2014
10.10	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 24, 2011 among PMI Holdings, Inc. and John Barr.	S-1A	333-194488	10.10	April 4, 2014
10.11	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement dated as of December 30, 2013 among PMI Holdings, Inc. and John Barr.	S-1A	333-194488	10.11	April 4, 2014
10.12	Executive Employment and Non-Competition Agreement dated as of May 25, 2011 among PMI Holdings, Inc. and Ken C. Calwell.	S-1A	333-194488	10.12	April 4, 2014
10.13	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Kevin King.	S-1A	333-194488	10.13	April 4, 2014
10.14	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Victoria T. Blackwell.	S-1A	333-194488	10.14	April 4, 2014
10.15	Executive Employment and Non-Competition Agreement dated as of January 7, 2013 among PMI Holdings, Inc. and Jayson Tipp.	S-1A	333-194488	10.15	April 4, 2014
10.16	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Janet Pirus.	S-1A	333-194488	10.16	April 4, 2014
10.17	Resignation of Employment and Separation Agreement dated as of June 3, 2013.	S-1A	333-194488	10.17	April 4, 2014
10.18	Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Mark Hutchens.	S-1A	333-194488	10.18	April 4, 2014
10.19	First Amendment to Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Ken Calwell.	S-1A	333-194488	10.19	April 4, 2014
10.20	Form of Stock Option Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.20	April 21, 2014
10.21	Form of Stock Option Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.21	April 21, 2014
10.22	Form of Restricted Stock Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.22	April 21, 2014
10.23	Form of Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.23	April 21, 2014
10.24	Form of Amendment to the Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.24	April 21, 2014
10.25	Form of Stock Option Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1A	333-194488	10.25	April 21, 2014
10.26	Form of Restricted Stock Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1A	333-194488	10.26	April 21, 2014

		INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE
10.27	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its directors and executive officers.	S-1A	333-194488	10.27	April 21, 2014
10.28	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its sponsor-affiliated directors.	S-1A	333-194488	10.28	April 21, 2014
10.29	Form of Stock Option Agreement subject to performance-vesting under the Form of 2014 Equity Incentive Plan.	S-1A	333-194488	10.29	April 28, 2014
10.30	Executive Employment and Non-Competition Agreement between PMI Holdings, Inc. and Dan Harmon.	S-1A	333-194488	10.30	April 28, 2014
21.1	List of Subsidiaries of the Registrant.	S-1A	333-194488	21.1	April 4, 2014
31.1*
Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
†    Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Mark Hutchens
Name: Mark Hutchens
Title: Chief Financial Officer

Date: May 22, 2014

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE
3.1	Fifth Amended and Restated Certificate of Incorporation of Papa Murphy's Holdings, Inc.	8-K	001-36432	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Papa Murphy's Holdings, Inc.	8-K	001-36432	3.2	May 13, 2014
4.1	Form of Common Stock Certificate.	S-1/A	333-194488	4.1	April 28, 2014
4.2	Second Amended and Restated Stockholders' Agreement.	8-K	001-36432	4.1	May 13, 2014
10.1	Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.1	April 4, 2014
10.2	Stockholder's Agreement	8-K	001-36432	10.1	May 13, 2014
10.3†	Credit Agreement, dated as of October 25, 2013 among PMI Holdings, Inc., Golub Capital LLC and the other financial institutions party thereto.	S-1A	333-194488	10.3	April 4, 2014
10.4	Security Agreement, dated as of October 25, 2013 among PMI Holdings, Inc., Golub Capital LLC and the other financial institutions party thereto.	S-1A	333-194488	10.4	April 4, 2014
10.5	Form of 2014 Equity Incentive Plan.	S-1A	333-194488	10.5	April 28, 2014
10.6	Form of Franchise Agreement.	S-1A	333-194488	10.6	April 4, 2014
10.7	Form of Area Development Agreement.	S-1A	333-194488	10.7	April 4, 2014
10.8	Form of Multiple Store Commitment Letter and Amendment to Franchise Agreement.	S-1A	333-194488	10.8	April 4, 2014
10.9	Stock Repurchase and Put Option Agreement dated as of July 29, 2011 among Papa Murphy's Holdings, Inc. and John Barr.	S-1A	333-194488	10.9	April 4, 2014
10.10	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 24, 2011 among PMI Holdings, Inc. and John Barr.	S-1A	333-194488	10.10	April 4, 2014
10.11	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement dated as of December 30, 2013 among PMI Holdings, Inc. and John Barr.	S-1A	333-194488	10.11	April 4, 2014
10.12	Executive Employment and Non-Competition Agreement dated as of May 25, 2011 among PMI Holdings, Inc. and Ken C. Calwell.	S-1A	333-194488	10.12	April 4, 2014
10.13	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Kevin King.	S-1A	333-194488	10.13	April 4, 2014
10.14	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Victoria T. Blackwell.	S-1A	333-194488	10.14	April 4, 2014
10.15	Executive Employment and Non-Competition Agreement dated as of January 7, 2013 among PMI Holdings, Inc. and Jayson Tipp.	S-1A	333-194488	10.15	April 4, 2014
10.16	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Janet Pirus.	S-1A	333-194488	10.16	April 4, 2014
10.17	Resignation of Employment and Separation Agreement dated as of June 3, 2013.	S-1A	333-194488	10.17	April 4, 2014
10.18	Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Mark Hutchens.	S-1A	333-194488	10.18	April 4, 2014
10.19	First Amendment to Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Ken Calwell.	S-1A	333-194488	10.19	April 4, 2014
10.20	Form of Stock Option Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.20	April 21, 2014
10.21	Form of Stock Option Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.21	April 21, 2014
10.22	Form of Restricted Stock Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.22	April 21, 2014
10.23	Form of Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.23	April 21, 2014
10.24	Form of Amendment to the Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1A	333-194488	10.24	April 21, 2014
10.25	Form of Stock Option Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1A	333-194488	10.25	April 21, 2014

		INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE
10.26	Form of Restricted Stock Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1A	333-194488	10.26	April 21, 2014
10.27	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its directors and executive officers.	S-1A	333-194488	10.27	April 21, 2014
10.28	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its sponsor-affiliated directors.	S-1A	333-194488	10.28	April 21, 2014
10.29	Form of Stock Option Agreement subject to performance-vesting under the Form of 2014 Equity Incentive Plan.	S-1A	333-194488	10.29	April 28, 2014
10.30	Executive Employment and Non-Competition Agreement between PMI Holdings, Inc. and Dan Harmon.	S-1A	333-194488	10.30	April 28, 2014
21.1	List of Subsidiaries of the Registrant.	S-1A	333-194488	21.1	April 4, 2014
31.1*
Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
†    Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission