Form 10-Q
period 2014-06-30
Papa Murphy's Holdings, Inc.
filed 2014-08-13
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
OR
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
–––––––––––––––––––––––––––––––––––––
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].
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
At August 12, 2014, there were 16,957,885 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1.        Financial Statements
PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands of dollars, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Revenues
Franchise royalties	$9,315	$8,970	$19,384	$18,473
Franchise and development fees	862	823	2,031	1,705
Company-owned store sales	11,477	9,297	23,495	18,463
Lease and other	192	32	2,053	74
Total revenues	21,846	19,122	46,963	38,715

Costs and Expenses
Store operating costs (exclusive of depreciation and amortization shown separately below):
Cost of food and packaging	4,499	3,544	9,089	6,968
Compensation and benefits	2,905	2,658	5,935	5,230
Advertising	1,122	962	2,244	1,808
Occupancy	674	583	1,334	1,137
Other store operating costs	1,007	917	2,076	1,847
Selling, general, and administrative	8,824	5,513	17,023	11,247
Depreciation and amortization	1,967	1,743	3,808	3,442
Loss on disposal or impairment of property and equipment	36	37	42	101
Total costs and expenses	21,034	15,957	41,551	31,780
Operating Income	812	3,165	5,412	6,935

Interest expense	2,316	2,498	5,428	5,113
Interest income	(19)	(22)	(53)	(44)
Loss on early retirement of debt	1,191	—	1,191	—
Other expense, net	43	9	55	16
(Loss) Income Before Income Taxes	(2,719)	680	(1,209)	1,850

(Benefit from) provision for income taxes	(1,112)	686	(421)	1,145
Net (Loss) Income	(1,607)	(6)	(788)	705

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	—	—	—	—
Total Comprehensive (Loss) Income	$(1,607)	$(6)	$(788)	$705

Loss per share of common stock
Basic	$(0.19)	$(0.42)	$(0.39)	$(0.66)
Diluted	$(0.19)	$(0.42)	$(0.39)	$(0.66)
Weighted average common stock outstanding
Basic	11,375,211	3,831,513	7,612,646	3,814,362
Diluted	11,375,211	3,831,513	7,612,646	3,814,362
 See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands of dollars, except par value and share data)
(Unaudited)

	June 30, 2014	December 30, 2013
Assets
Current Assets
Cash and cash equivalents	$4,009	$3,705
Accounts receivable, net of allowance for doubtful accounts of $48 and $37, respectively	4,397	2,430
Notes receivable, net (including related party notes of zero and $39, respectively)	59	837
Inventories	440	495
Prepaid expenses and other current assets	5,503	7,054
Current deferred tax asset	1,798	1,856
Total current assets	16,206	16,377
Property and equipment, net	9,398	9,660
Notes receivable (including related party notes of zero and $444, respectively), net of current portion	255	444
Goodwill	96,080	96,089
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	46,267	48,744
Deferred finance charges, net	2,384	3,934
Other assets	3,642	2,252
Total assets	$261,234	$264,502

Liabilities and Equity
Current Liabilities
Accounts payable	$2,515	$3,673
Accrued and other liabilities	8,150	9,741
Unearned franchise and development fees	2,802	2,881
Current portion of long-term debt	—	1,670
Total current liabilities	13,467	17,965
Long-term debt, net of current portion	115,083	168,330
Unearned franchise and development fees	1,034	1,113
Deferred tax liability	40,702	41,465
Other long-term liabilities	1,493	1,482
Total liabilities	171,779	230,355
Commitments and contingencies (Note 14)

Equity
Papa Murphy’s Holdings Inc. Shareholders’ Equity
Series A preferred stock ($0.01 par value; zero and 3,000,000 shares authorized, respectively; zero and 2,853,809 shares issued and outstanding, respectively (aggregate liquidation preference zero and $61,476, respectively))	—	60,156
Series B preferred stock ($0.01 par value; zero and 1,000,000 shares authorized, respectively; zero and 26,551 shares issued and outstanding, respectively (aggregate liquidation preference zero and $722, respectively))	—	741
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,962,123 and 4,347,882 shares issued and outstanding, respectively)	169	43
Additional paid-in capital	117,158	1,555
Stock subscription receivable	(100)	(1,197)
Accumulated deficit	(28,161)	(27,373)
Total Papa Murphy’s Holdings Inc. shareholders’ equity	89,066	33,925
Noncontrolling interests	389	222
Total equity	89,455	34,147
Total liabilities and equity	$261,234	$264,502
 See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

	CUMULATIVE SERIES A PREFERRED STOCK		CUMULATIVE SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	STOCK SUBSCRIP- TION RECEIVABLE	ACCUMU- LATED DEFICIT	TOTAL PAPA MURPHY’S HOLDINGS INC. SHARE- HOLDERS’ EQUITY	NON CONTROLLING INTERESTS	TOTAL EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, December 30, 2013	2,854	60,156	27	741	4,348	43	1,555	(1,197)	(27,373)	33,925	222	34,147
Common stock issued, net of transaction costs	—	—	—	—	5,833	58	54,590	—	—	54,648	—	54,648
Common stock repurchases	—	—	—	—	(131)	(1)	(1,360)	—	—	(1,361)	—	(1,361)
Conversion of preferred stock to common stock	(2,854)	(60,156)	(27)	(741)	6,912	69	60,828	—	—	—	—	—
Repayment of note receivable issued to fund the purchase of stock	—	—	—	—	—	—	—	1,097	—	1,097	—	1,097
Stock based compensation expense	—	—	—	—	—	—	1,545	—	—	1,545	—	1,545
Investment by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	167	167
Net loss	—	—	—	—	—	—	—	—	(788)	(788)	—	(788)
BALANCE, June 30, 2014	—	$—	—	$—	16,962	$169	$117,158	$(100)	$(28,161)	$89,066	$389	$89,455

 See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2014	July 1, 2013
Operating Activities
Net (loss) income	$(788)	$705
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation and amortization	3,808	3,442
Loss on disposal or impairment of property and equipment	42	101
Loss on early retirement of debt	1,191	—
Bad debt expense	9	—
Non-cash employee equity compensation	1,545	177
Amortization of deferred finance charges	365	418
Change in operating assets and liabilities
Trade and other receivables	(1,978)	170
Inventories	55	(11)
Prepaid expenses and other current assets	77	941
Unearned franchise and development fees	(157)	428
Accounts payable	(1,210)	(527)
Accrued expenses	(1,744)	(1,275)
Deferred taxes	(706)	1,005
Other assets and liabilities	19	71
Net cash from operating activities	528	5,645
Investing Activities
Acquisition of property and equipment	(1,085)	(957)
Acquisition of stores, less cash acquired	(141)	(3,101)
Proceeds from sale of stores	138	—
Payments received on notes receivable	948	16
Investment in cost-method investee	(1,500)	—
Net cash from investing activities	(1,640)	(4,042)
Financing Activities
Payments on long-term debt	(54,918)	(440)
Advances on revolver	1,000	500
Payments on revolver	(1,000)	(2,200)
Issuance of common stock, net of underwriting fees	59,675	57
Repurchases of common stock	(1,109)	(9)
Debt issuance and modification costs, including prepayment penalties	(6)	(289)
Payments received on subscription receivables	1,097	—
Costs associated with initial public offering	(3,490)	—
Investment by noncontrolling interest holders	167	—
Net cash from financing activities	1,416	(2,381)

Net change in cash and cash equivalents	304	(778)
Cash and Cash Equivalents, beginning of year	3,705	2,428
Cash and Cash Equivalents, end of period	$4,009	$1,650

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$6,882	$4,786
Cash paid during the period for income taxes	$106	$75
Deferred offering costs paid in 2013 reclassified to equity	$1,537	$—
Noncash Supplemental Disclosures of Investing and Financing Activities
Issuance of note receivable for preferred and common stock	$—	$113
Acquisition of property and equipment in accounts payable	$51	$52
See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Description of Business and Basis of Presentation
Description of business—Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of June 30, 2014, the Company had 1,436 stores consisting of 1,411 domestic stores (1,343 franchised stores and 68 company-owned stores) across 38 states, plus 25 franchised stores in Canada and the United Arab Emirates.
Public offering and stock split—On May 7, 2014, the Company completed an initial public offering (the "IPO") of 5,833,333 shares of common stock at a price to the public of $11.00 per share. The Company received net proceeds from the offering of approximately $54.6 million after offering fees and expenses. The net proceeds, along with additional cash on hand, were used to repay $55.5 million of the Company's loans outstanding under the Company's senior secured credit facility after which the Company had $112.1 million outstanding under the facility with the revolver undrawn.
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
In connection with the IPO, on May 1, 2014, the Company amended its certificate of incorporation to effect a 2.2630 for 1 stock split of its common stock. Concurrent with the stock split, the Company adjusted the number of shares subject to, and the exercise price of, its outstanding stock option awards under the Company's 2010 Amended Management Incentive Plan (the "2010 Plan") such that the holders of the options were in the same economic position both before and after the stock split. As a result of the stock split, all previously reported share amounts, including options in these unaudited condensed consolidated financial statements and accompanying notes, have been retrospectively restated to reflect the stock split. After the conversion of the Preferred Shares and the stock split, but before the shares were sold in the IPO, the Company had 11,134,070 common shares outstanding.
Basis of presentation—The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the Company’s opinion, all necessary adjustments, consisting of only normal recurring adjustments, have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 30, 2013 included in the Company’s Registration Statement (Registration No. 333-194488) which was declared effective by the SEC on May 1, 2014 (as amended, the "Registration Statement").
Principles of consolidation—The interim unaudited condensed consolidated financial statements include the accounts of Papa Murphy’s Holdings, Inc. and its subsidiaries. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from shareholders’ equity. All significant intercompany transactions and balances have been eliminated.
Throughout the interim unaudited condensed consolidated financial statements and these Notes, “Papa Murphy’s” and “the Company” refer to Papa Murphy’s Holdings, Inc. and its consolidated subsidiaries.
Fiscal year—The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal years 2014 and 2013 are 52-week years. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. References to 2014 and 2013 are references to fiscal years ending December 29, 2014 and ended December 30, 2013, respectively.
Internal use software—Expenditures for major software purchases and software developed for internal use are capitalized and amortized over the useful life of the software (three to five years) on a straight-line basis. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal-use computer software. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
Software revenue recognition—The Company recognizes revenues for the resale of software licenses upon delivery to franchise owners to the extent collectability is probable. In an effort to obtain more favorable pricing and expedite the roll-out of point-of-sale ("POS") systems, the Company acquired $4.5 million of POS software licenses in a lump sum purchase in 2013 and intends to resell them to franchise owners at cost. As of June 30, 2014, the Company expects the licenses to be resold within the next six to nine months.
Recent accounting pronouncements—In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which prescribes that an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward, except in certain cases where the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This update should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. The Company adopted ASU No. 2013-11 effective December 30, 2013. The adoption concerns presentation and disclosure only and did not have an effect on the Company’s consolidated financial position or results of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This new standard is effective for fiscal years beginning after December 15, 2016; early adoption is prohibited. This new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the effects of the new standard on its condensed consolidated financial statements.
Note 2—Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2014	December 30, 2013
Prepaid media development costs	$622	$16
Prepaid rents and insurance	778	458
Equity issuance costs	—	1,537
POS software licenses for resale	2,622	4,548
Convention deposits	1,119	—
Other	362	495
Total prepaid expenses and other current assets	$5,503	$7,054

Prepaid media development costs represent costs incurred for advertisements that have not aired. During the three and six months ended June 30, 2014, the Company recognized $0.1 million and $1.9 million in software license revenue upon the resale of POS software licenses to franchise owners at cost. The income from the sale is included in Lease and other revenues and the related expense is recorded in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 3—Property and Equipment
Property and equipment are net of accumulated depreciation of $7.7 million and $6.5 million at June 30, 2014 and December 30, 2013, respectively. Depreciation expense for the three months ended June 30, 2014 and July 1, 2013 was $0.7 million and $0.6 million, respectively. Depreciation expense for the six months ended June 30, 2014 and July 1, 2013 was $1.3 million and $1.2 million, respectively.

Note 4—Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment (in thousands):

	DOMESTIC COMPANY STORES	DOMESTIC FRANCHISE	TOTAL
Balance at December 30, 2013	$14,543	$81,546	$96,089
Disposition	(9)	—	(9)
Balance at June 30, 2014	$14,534	$81,546	$96,080

There is no goodwill associated with the International Segment. During the three months ended June 30, 2014, the Company has determined that there have not been any triggering events that would require an updated impairment review.
Note 5—Intangible Assets
Intangible assets are net of accumulated amortization of $16.7 million and $14.3 million as of June 30, 2014 and December 30, 2013, respectively. Amortization expense for the three months ended June 30, 2014 and July 1, 2013 was $1.2 million and $1.1 million, respectively. Amortization expense for the six months ended June 30, 2014 and July 1, 2013 was $2.5 million and $2.2 million, respectively.
Note 6—Notes Receivable
Notes receivable consists of the following (in thousands):

	June 30, 2014	December 30, 2013
Note issued on sale of company-owned restaurants maturing in 2020, bearing interest at 9.0%. Monthly payments of principal and interest of $6 are due through July 2014. Monthly payment amounts increase annually pursuant to an agreed schedule until they reach a monthly maximum of $9 in August 2018. Collateralized by restaurant assets. Note was moved from related party to 3rd party in 2014 (see Note 15).	$—	$443
Uncollateralized note issued to an employee, maturing in 2017, bearing interest at 0.88%. Note was paid in full in 2014.	—	40
Total related party notes receivable	—	483
Notes issued to finance franchise owners’ purchase of point of sale systems, three year term, maturing during 2014 and bearing interest at 10.5%. Monthly payments of principal and interest due through 2014. Collateralized by POS systems.	5	23
Note issued on the sale of company-owned restaurants maturing during 2015, denominated in Canadian dollars, bearing interest at 4%. Monthly payment terms of interest only through 2015. Collateralized by restaurant assets.	829	825
Note issued on sale of company-owned restaurants maturing in 2020, bearing interest at 9.0%. Monthly payments of principal and interest of $6 are due through July 2014. Monthly payment amounts increase annually pursuant to an agreed schedule until they reach a monthly maximum of $9 in August 2018. Collateralized by restaurant assets.	309	—
Note issued on the sale of company-owned restaurants maturing during 2014, bearing interest at 8%. Note was paid in full in 2014.	—	775
Total notes receivable	1,143	2,106
Less allowance for doubtful notes receivable	(829)	(825)
Notes receivable, net of allowance for doubtful notes receivable	314	1,281
Less current portion	(59)	(837)
Notes receivable, net of current position	$255	$444

Note 7—Financing Arrangements
Long-term debt consists of the following (in thousands):

	June 30, 2014	December 30, 2013
Senior secured credit facility
Term loan	$112,083	$167,000
Notes payable	3,000	3,000
Total long-term debt	115,083	170,000
Less current portion	—	(1,670)
Total long-term debt, net of current portion	$115,083	$168,330
 PMI Holdings Inc., a wholly-owned subsidiary of the Company, has a $177.0 million senior secured credit facility consisting of a $167.0 million senior secured term loan and a $10.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility. The senior secured credit facility matures in October 2018. The senior secured credit facility bore interest at an average rate of 6.2% for the second quarter of 2014.
On May 7, 2014, the Company prepaid $55.5 million of its long-term debt in connection with the IPO. A proportionate share of deferred financing costs of $1.2 million were expensed at the time of this debt prepayment.
Papa Murphy's Company Stores, Inc., a wholly-owned subsidiary of the Company, has a note payable for $3.0 million which bears interest at 5% and matures in December 2018. This note is subordinated to the senior secured credit facility.
Note 8—Fair Value Measurement
The fair value of cash and cash equivalents, accounts receivables and accounts payable approximates carrying value because of the short-term nature of the accounts. The fair value of notes receivable was $0.3 million and $1.3 million as of June 30, 2014 and December 30, 2013, respectively, and was based on Level 3 inputs. The fair value of the notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread. The fair value of long-term debt, including the current portion thereof, was approximately $116.2 million and $168.9 million as of June 30, 2014 and December 30, 2013, respectively, and was based on Level 3 inputs. The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread. The fair value of the Company's investment in Project Pie, LLC ("Project Pie"), a cost-method investee, approximates book value due to the recent nature of the investment and subsequent investments.
Note 9—Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	June 30, 2014	December 30, 2013
Accrued payable for POS software licenses	$1,882	$2,729
Accrued compensation and related costs	2,308	2,232
Gift cards and certificates payable	2,189	2,829
Accrued interest and non-income taxes payable	235	384
Convention fund	1,054	576
Other	482	991
	$8,150	$9,741
Note 10—Income Taxes
The Company recognized an income tax benefit of $1.1 million on loss before income taxes of $2.7 million, or an effective tax rate of 40.9%, for the three months ended June 30, 2014, compared to an income tax expense of $0.7 million on income before income taxes of $0.7 million, or an effective tax rate of 100.9%, for the three months ended July 1, 2013. The effective tax rate for the second three months of 2014 includes the effect of a discrete adjustment for accelerated vesting of restricted stock. The effective tax rate for the second three months of 2013 includes the effect of a discrete adjustment for a change in the blended state tax rate.

The Company recognized an income tax benefit of $0.4 million on loss before income taxes of $1.2 million, or an effective tax rate of 34.8%, for the six months ended June 30, 2014, compared to an income tax expense of $1.1 million on income before income taxes of $1.9 million, or an effective tax rate of 61.9%, for the six months ended July 1, 2013. The effective tax rate for the six months of 2014 includes the effect of a discrete adjustment for accelerated vesting of restricted stock. The effective tax rate for the first six months of 2013 includes the effect of a discrete adjustment for a change in the blended state tax rate.
Note 11—Shareholders’ Equity
Preferred stock—Prior to the IPO, the Company’s preferred stock consisted of Series A Preferred Shares (the “Series A Preferred Shares”) and Series B Preferred Shares (the “Series B Preferred Shares,” and together with the Series A Preferred Shares, the “Preferred Shares”). The Preferred Shares had a cumulative preferred dividend of 6.00% per year based on an original liquidation value of $36.68 per share. Upon liquidation of the Company, the holders of the Preferred Shares were entitled to receive the unpaid liquidation value plus accreted dividends before any distribution could be made to the holders of common stock. In addition, the Preferred Shares participated in 20% of all remaining earnings if distributed to common stockholders. The unpaid liquidation value of the Series A and Series B Preferred Shares was $21.14 and $26.80 per share, respectively, as of the IPO. At the IPO, the Preferred Shares were converted into 3,054,318 shares of common stock.
Noncontrolling interests—During the three and six months ended June 30, 2014 the Company received an additional investment of $0.1 million and $0.2 million by noncontrolling interest holders in its majority-owned subsidiary Project Pie Holdings, LLC.
Note 12—Share-based Compensation
Restricted common shares and stock options—In May 2010, the Company’s Board of Directors approved the 2010 Plan. In May 2014, the Company's Board of Directors adopted the 2014 Equity Incentive Plan (the "2014 Plan," and together with the 2010 Plan, the "Incentive Plans"). With the adoption of the 2014 Plan, the Company has discontinued selling stock and issuing awards out of the 2010 Plan, but stock previously purchased and awards previously granted under the 2010 Plan remain outstanding.
The Incentive Plans reserve 2,116,747 common shares for equity incentive awards consisting of incentive stock options, non-qualified stock options, restricted stock awards, and unrestricted stock awards. Under the Incentive Plans, the Company has sold 622,880 and 753,783 shares of restricted common stock to eligible employees as of June 30, 2014 and December 30, 2013, respectively. In addition, the Company has issued 963,913 and zero stock options under the Incentive Plans to eligible employees as of June 30, 2014 and December 30, 2013, respectively.
Information with respect to restricted stock sales is as follows:

	NUMBER OF SHARES OF RESTRICTED COMMON STOCK
	TIME VESTING	MARKET CONDITION VESTING	WEIGHTED AVERAGE SALE DATE FAIR VALUE
Unvested, December 30, 2013	243,475	236,707	$2.49
Sold/Granted	—	—	—
Vested	(90,510)	(4,555)	4.55
Forfeited/Repurchased	(7,239)	(9,052)	0.32
Unvested, June 30, 2014	145,726	223,100	$2.32

Information with respect to stock option activity is as follows:

	NUMBER OF SHARES OF STOCK OPTIONS
	TIME VESTING	MARKET VESTING	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 30, 2013	—	—	$—
Granted	740,932	231,655	11.16
Exercised	—	—	—
Forfeited	(5,783)	(2,891)	11.00
Outstanding, June 30, 2014	735,149	228,764	$11.16	9.8 years	$—
Exercisable, June 30, 2014	337,664	—	$11.20	9.8 years	$—
Vested and expected to vest at June 30, 2014	675,526	194,449	$11.16	9.8 years	$—
The weighted average fair value of share-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Restricted Stock Sales:
Weighted average sale date fair value per share	$—	$7.01	$—	$6.77
Total fair value of shares sold	$—	$119	$—	$230
Total fair value of shares vested	$47	$29	$432	$29
Stock Option Awards:
Weighted average grant date fair value per share	$4.27	$—	$4.27	$—
Total fair value of awards granted	$3,367	$—	$4,151	$—
Total fair value of awards vested	$1,147	$—	$1,432	$—
Total intrinsic value of options exercised	$—	$—	$—	$—

Compensation cost and valuation—Total compensation costs recognized in connection with the Incentive Plans for the three months ended June 30, 2014 and July 1, 2013 were $1.0 million and $0.2 million, respectively. Total compensation costs recognized in connection with the Incentive Plans for the six months ended June 30, 2014 and July 1, 2013 were $1.5 million and $0.2 million, respectively. Income tax benefits recognized for the three months ended June 30, 2014 and July 1, 2013 were $0.4 million and zero, respectively. Income tax benefits recognized for the six months ended June 30, 2014 and July 1, 2013 were $0.5 million and zero, respectively.
As of June 30, 2014, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $1.8 million and the remaining weighted average contractual life was 2.6 years.
Prior to the IPO, the valuation of the Company’s common stock and Preferred Shares was based on the principles of option-pricing theory. This approach is based on modeling the value of the various components of an entity’s capital structure as a series of call options on the proceeds expected from the sale of the entity or the liquidation of its assets at some future date. Specifically, each of the preferred and common equity is modeled as a call option on the aggregate value of the Company with an exercise price equal to the liquidation preferences of the more senior securities. In estimating the fair value of the aggregate value of the Company, the Company considered both the income approach and the market approach.
The key inputs required to calculate the value of the common stock using the option-pricing model included the risk free rate, the volatility of the underlying assets, and the estimated time until a liquidation event. The Company applied a marketability discount to the value of common stock based on facts and circumstances at each valuation date.

During the reported periods prior to the IPO, the Company assumed the following:

	Three Months Ended		Six Months Ended
	June 30, 2014 (A)	July 1, 2013	June 30, 2014 (A)	July 1, 2013
Risk free rate	—	0.50%	0.36%	0.28~0.50%
Volatility of the underlying assets	—	35%	45%	35~40%
Estimated time until a liquidation event	—	(B)	(C)	(B)
Marketability discount—common stock	—	(B)	(C)	(B)
Marketability discount—preferred stock	—	(B)	(C)	(B)

(A)	The last valuation of the Company was performed as of March 31, 2014.

(B)
On July 1, 2013, the Company began to apply a probability weighted expected return method, where equity values were calculated using an option pricing model under an IPO and non-IPO scenarios and each value was weighted based on estimated probability of occurrence. During the period, 1.25~2.50 years were used as estimated time until a liquidation event and 20~30% of marketability discount were used for common stock, depending on an IPO or non-IPO scenarios, respectively. No valuation of preferred stock was performed for preferred stock as of July 1, 2013 and no preferred stock was issued during the following quarter. As of July 1, 2013, a 10% weight was given to the IPO scenario.

(C)
During the period, 0.58~1.75 years were used as estimated time until a liquidation event and 10~25% and 8~15% of marketability discount were used for common and preferred stock, respectively, depending on an IPO or non-IPO scenarios. As of March 31, 2014, the date of the last valuation performed by the Company, a 95% weight was given to the IPO scenario.

The fair value of the stock option awards granted in the three and six months ended June 30, 2014 was estimated with the following weighted-average assumptions.

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Risk free rate	2.1%	—	2.0%	—
Expected volatility	34.9%	—	35.0%	—
Expected term	6.5 years	—	6.3 years	—
Expected dividend yield	0.0%	—	0.0%	—

Preferred and common stock subject to put options—In July 2011, the Company entered into a share repurchase and put option agreement with an executive officer, pursuant to which the executive officer had the right and option to have the Company repurchase 74,491 shares of unrestricted preferred stock and 92,951 shares (41,075 pre-stock split) of unrestricted common stock, which the employee previously acquired at fair value, at a redemption value on December 31 of any given calendar year following December 31, 2011 ("Put Option") after a certain condition is met. In December 2012, the Put Option became exercisable.
The Put Option was considered compensatory in nature as it was entered into in conjunction with an employment agreement modification. The combined shares and Put Option were evaluated in accordance with ASC Topic 718 and determined to be a liability-classified instrument on the date the Put Option was granted to the employee. Subsequent changes to the combined fair value of the shares and embedded Put Option are recorded as compensation expense. The fair value of the preferred and common stock subject to put options was determined by adding the fair value of put options to the fair value of common and preferred stock. The fair value of put options was determined using an option pricing method in a Monte Carlo simulation framework where total equity value at the hypothetical exit event among various equity classes of the Company was simulated and the payoff at the exercise of the put options was calculated based on the exercise price of the put options and the share values in each simulated scenario. The payoff of the put options in all scenarios was averaged and a present value calculated for each valuation date. The change in the fair value of the Put Option during the three and six months ended July 1, 2013 resulted in additional compensation expense of $0.2 million and $0.1 million. In December 2013, the share repurchase and put option agreement was canceled.
Note 13—Earnings per Share (EPS)
The number of shares and earnings per share ("EPS") data for all periods presented are based on the historical weighted-average shares of common stock outstanding. Prior to the IPO, the Company’s cumulative preferred stockholders were entitled to participate in 20% of all remaining earnings or dividends if distributed to common stockholders. As such, the Company has calculated EPS using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings.
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
The following table sets forth the computations of basic and dilutive earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Earnings:
Net (loss) income	$(1,607)	$(6)	$(788)	$705
Less: cumulative Series A and B Preferred dividends not subject to put options	(552)	(1,615)	(2,150)	(3,208)
Net loss available to common stockholders	$(2,159)	$(1,621)	$(2,938)	$(2,503)
Shares:
Weighted average common shares outstanding	11,375	3,832	7,613	3,814
Dilutive effect of restricted equity awards*	—	—	—	—
Diluted weighted average number of shares outstanding	11,375	3,832	7,613	3,814
Loss per share:
Basic loss per share	$(0.19)	$(0.42)	$(0.39)	$(0.66)
Diluted loss per share	$(0.19)	$(0.42)	$(0.39)	$(0.66)

*
Unvested restricted stock was not included in the computation of diluted earnings per share for the three months ended June 30, 2014 and July 1, 2013 since the effect would have been anti-dilutive. For the three months ended June 30, 2014 and July 1, 2013, an aggregated total of 388,000 shares and 277,000 shares have been excluded from the diluted income per share calculation since their effect would have been anti-dilutive. For the six months ended June 30, 2014 and July 1, 2013, an aggregated total of 341,000 shares and 289,000 shares have been excluded from the diluted income per share calculation since their effect would have been anti-dilutive.

Note 14—Commitments and Contingencies
Commitment to purchase additional equity subscriptions—In connection with its investment in Project Pie, the Company has committed as of June 30, 2014 to fund, upon demand, up to an additional $1.0 million prior to December 2016 in increments of $0.5 million through the purchase of additional Series A Preferred Units of Project Pie. The number of units to be purchased will be determined based upon the then-current pre-money valuation. During the three and six months ended June 30, 2014 the Company invested an additional $1.0 million and $1.5 million in Series A Preferred Units of Project Pie.
Operating lease commitments—The Company leases facilities and various office equipment under non-cancelable operating leases which expire through January 2021. Lease terms for its store units are generally for five years with renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.
The Company has entered into operating leases that it has subleased to three franchise owner store locations. These operating leases have minimum base rent terms and contingent rent terms if individual franchise store sales exceed certain levels and have terms expiring on various dates from May 2015 to January 2016.
Lease guarantees—The Company is the guarantor for operating leases of eight franchise owner store locations that have terms expiring on various dates from July 2015 to September 2018. The obligations from these leases will generally continue to decrease over time as the leases expire. As of June 30, 2014, the Company does not believe it is probable it would be required to perform under the outstanding guarantees. The applicable franchise owners continue to have primary liability for these operating leases.
Legal proceedings—The Company is currently subject to litigation with a group of franchise owners. In January 2014, six franchise owner groups claimed that the Company misrepresented sales volumes, made false representations to them and charged excess advertising fees, among other things. The Company engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but was unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups representing 52 open franchise stores, including those franchise owners that previously made the allegations described above, filed a lawsuit against the Company in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by the Company in that lawsuit, the court ruled on July 9, 2014 that certain of the plaintiffs' claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with the Company prior to filing the lawsuit must do so, and that their claims shall be stayed until they have completed mediating with the Company in good faith.
On June 18, 2014, an additional 16 franchise owner groups, represented by the same counsel as the plaintiffs described above, filed a lawsuit in the Superior Court in Clark County, Washington making essentially the same allegations as made in the lawsuit described above and seeking declaratory and injunctive relief, as well as monetary damages. The court has consolidated the two lawsuits into a single case and ordered that the plaintiffs in the new lawsuit, none of whom had mediated with the Company prior to filing the lawsuit, must do so, and that their claims shall be stayed until they have completed mediating with the Company in good faith.
The Company believes the allegations in these consolidated lawsuits lack merit and is vigorously defending its interests, including by asserting a number of affirmative defenses; and, as to one franchise owner group, counterclaims. The Company provides no assurance that it will be successful in its defense of these lawsuits; however, it does not currently expect the cost of resolving them to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
In addition to the foregoing, the Company is subject to routine legal proceedings, claims, and litigation in the ordinary course of its business. The Company may also engage in future litigation with franchise owners to enforce the terms of franchise agreements and compliance with brand standards as determined necessary to protect the Company's brand, the consistency of products and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
Note 15—Related Party Transactions
Advisory services and monitoring agreement—Prior to the IPO, the Company was a party to an advisory services and monitoring agreement with affiliates of Lee Equity Partners, LLC (Lee Equity Partners, LLC, together with its affiliates, "Sponsor"). In accordance with the terms of the agreement, the Company paid the Sponsor for ongoing advisory and monitoring services such as management consulting, financial analysis, and other related services. As compensation, the Company paid an annual fee of $0.5 million in four equal quarterly installments plus direct expenses incurred which are included in selling, general and administrative expenses. The agreement did not call for a minimum level of services to be furnished and provided that fees paid to the Sponsor could be deferred at the discretion of the Sponsor or if required by the Company's senior secured credit facility.
On May 7, 2014, the Company completed the IPO and paid the Sponsor $1.5 million in accordance with the terms of the agreement. With the completion of the IPO, the advisory services and monitoring agreement between the Company and the Sponsor has been terminated.
Employee loans related to share purchases (see Note 12—Share-based Compensation)—In connection with share-based compensation, the Company has made several loans to certain officers and non-officer employees of the Company. Loans made in connection with the issuance of the Company’s equity have been recognized in stock subscription receivables as a reduction of equity.
In March 2014, the Company entered into agreements with certain executive officers to repurchase an aggregate of 109,779 shares of common stock (48,516 shares pre-stock split) at a price of $11.85 per share ($26.80 per share pre-stock split), for a total purchase price of $1.3 million. Included among the repurchased shares were 31,707 shares of common stock (14,014 shares pre-stock split) for which vesting terms were accelerated in connection with the repurchase. The Company received a payment of $1.0 million from the same executive officers to repay their outstanding stock subscription receivables. Concurrent with the share repurchase, the Company entered into agreements with the same executive officers to issue 109,779 stock options (48,516 stock options pre-stock split) to purchase shares at an exercise price of $11.85 per share ($26.80 per share pre-stock split), including 78,072 fully vested options (34,502 options pre-stock split) and 31,707 options (14,014 options pre-stock split) subject to time-based or market condition-based vesting provisions. In connection with the acceleration of vesting and the issuance of the fully vested options, the Company recorded stock-based compensation expense of $0.5 million for the six months ending June 30, 2014.
All loans made to officers of the Company were repaid prior to the IPO. Some loans made to non-officer employees of the Company were still outstanding at the time of the IPO. As of June 30, 2014 and December 30, 2013, the Company had stock subscription receivables of $0.1 million and $1.2 million, respectively.
Notes receivable (see Note 6—Notes Receivable)—On August 18, 2009, the Company obtained a note receivable from a third party in connection with the sale and refranchising of Company-owned stores. Subsequently, in March 2011 a member of the third party became an employee of the Company. As of June 30, 2014, the member of the third party ceased to be an employee of the company. During the second quarter of 2014, the notes receivable outstanding balance of $0.3 million was reclassified from related party notes receivable to third party notes receivable. The outstanding balance for this transaction as of December 30, 2013 was $0.4 million.
Related party revenue—For the three and six months ended June 30, 2014, the Company was party to transactions to sell services to Project Pie, a cost-method investee. The Company recorded revenues of $45,000 and $0.1 million for the three and six months ended June 30, 2014, respectively. Revenue from these transactions are recorded as Lease and other revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The following tables summarize information on profit or loss and assets for each of the Company's reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Revenues
Domestic Franchise	$10,324	$9,800	$23,371	$20,202
Domestic Company Stores	11,477	9,297	23,495	18,463
International	45	25	97	50
Other	—	—	—	—
Total	$21,846	$19,122	$46,963	$38,715
Segment Operating Income (Loss)
Domestic Franchise	$4,234	$5,034	$10,228	$9,557
Domestic Company Stores	158	(161)	678	(71)
International	(121)	(34)	(225)	(83)
Other	(3,459)	(1,674)	(5,269)	(2,468)
Total	$812	$3,165	$5,412	$6,935

	June 30, 2014	December 30, 2013
Total Assets
Domestic Franchise	$148,690	$139,471
Domestic Company Stores	28,057	29,489
International	539	515
Other (*)	142,244	119,375
Total	$319,530	$288,850
Elimination of intersegment assets:
Intercompany note	(21,690)	(21,690)
Intercompany receivables	(36,606)	(2,658)
Total Consolidated	$261,234	$264,502

(*)	Other assets which are not allocated to the individual segments primarily include trade names & trademarks, unamortized deferred financing charges, and an intercompany note.

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
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, business strategies and priorities, resolution of litigation and claims, commodity prices, expansion and growth opportunities, exposure to foreign currency and interest rate risk, asset dispositions, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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
Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States. We were founded in 1981 and have grown our footprint to a total of 1,436 system-wide stores as of June 30, 2014. The Papa Murphy’s experience is different from traditional pizza restaurants. Our customers:

▪	CREATE their fresh customized pizza with high-quality ingredients in our stores or online;

▪	TAKE their fresh pizza home; and

▪	BAKE their pizza fresh in their ovens, at their convenience, for a home-cooked meal served hot.
We have been repeatedly rated the #1 pizza chain in the United States by multiple third-party consumer studies. In 2014, we were rated the #1 pizza chain and the #2 fast food chain overall by a leading consumer magazine. In 2014, we were rated #1 in the Pizza Category by Market Force Information, including the top spot in food quality, healthy food, and friendly service. In 2014, 2013, 2012 and 2011, we were rated the #1 pizza chain overall by Nation’s Restaurant News, and in 2012, 2011 and 2010, we were rated the #1 pizza chain by Zagat. Compared to broader restaurant chain competition, we were also recognized by Technomic in 2014 and 2013 as the #1 chain overall among all restaurants and all food categories, by Nation’s Restaurant News in 2013 and 2012 as one of the Top 5 Overall limited service restaurant chains across all food categories, and by Zagat in 2012 as one of the Top 5 Overall fast food chains across all food categories.
2014 Highlights
Restaurant Development
As of June 30, 2014, we had 1,411 stores in the United States (1,343 franchised stores and 68 company-owned stores), 20 in Canada and 5 in the United Arab Emirates. Our domestic and international franchise owners opened 20 stores in the three months ended June 30, 2014, including 18 in the United States. Through the six months ended June 30, 2014, our domestic and international franchise owners opened 41 stores, including 37 in the United States. We expect the majority of our expansion will result from new franchise store openings, and we also plan to strategically expand our company-owned store base in select markets.
Comparable Store Sales Growth
Comparable store sales increased by 1.5% at domestic restaurants, 1.2% at domestic franchise-owned restaurants, and 5.7% at company-owned restaurants in the three months ended June 30, 2014 compared to the three months ended July 1, 2013. The comparable store sales growth was primarily the result of a favorable product mix partially offset by an unfavorable holiday shift with the Easter holiday falling in the second quarter of 2014, instead of the first quarter as in 2013. Most of our stores are closed on Easter.
Comparable store sales increased by 2.5% at domestic restaurants, 2.2% at domestic franchise-owned restaurants, and 6.4% at company-owned restaurants in the six months ended June 30, 2014 compared to the six months ended July 1, 2013. The comparable store sales growth was primarily the result of a favorable product mix and the result of a favorable holiday shift with the 2013 New Year's Eve falling in the first week of 2014 compared to the 2012 New Year's Eve falling in the last week of 2012.
Common Stock Repurchases
In March 2014, we repurchased an aggregate of 109,779 shares of common stock from certain of our executive officers, including an aggregate of 31,707 shares of common stock for which vesting terms were accelerated in connection with the repurchase. We repurchased the shares at a price of $11.85 per share, the then-current fair market value of our common stock.
Initial Public Offering
On May 7, 2014, we completed the IPO of 5,833,333 shares of common stock at a price to the public of $11.00 per share. We received net proceeds from the offering of approximately $54.6 million from this transaction after estimated offering fees and expenses. The net proceeds were used to repay $55.5 million of our loans outstanding under our senior secured credit facility after which we had $112.1 million outstanding under the facility with the revolver undrawn.
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
In connection with the IPO, on May 1, 2014, we amended our certificate of incorporation to effect a 2.2630 for 1 stock split of our common stock. Concurrent with the stock split, we adjusted the number of shares subject to, and the exercise price of, our outstanding stock option awards under the 2010 Plan so that the holders of the options were in the same economic position both before and after the stock split. As a result of the stock split, all previously reported share amounts, including options in these unaudited condensed consolidated financial statements and accompanying notes, have been retrospectively restated to reflect the stock split. After the conversion of our Preferred Shares and the stock split but before the shares were sold in the IPO, we had 11,134,070 common shares outstanding.
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

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(dollars in thousands)
Revenues
Domestic Franchise	$10,324	$9,800	$23,371	$20,202
Domestic Company Stores	11,477	9,297	23,495	18,463
International	45	25	97	50
Total	$21,846	$19,122	$46,963	$38,715
Operating Income
Domestic Franchise	$4,234	$5,034	$10,228	$9,557
Domestic Company Stores	158	(161)	678	(71)
International	(121)	(34)	(225)	(83)
Other (1)	(3,459)	(1,674)	(5,269)	(2,468)
Total	$812	$3,165	$5,412	$6,935
Depreciation and Amortization
Domestic Franchise	$1,261	$1,198	$2,430	$2,389
Domestic Company Stores	698	536	1,363	1,036
International	8	9	15	17
Total	$1,967	$1,743	$3,808	$3,442

(1)	Represents corporate costs and intersegment elimination
Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.
Average Weekly Sales. AWS consists of the average weekly sales of domestic franchise and company-owned stores over a specified period of time. AWS is calculated by dividing the total net sales of our domestic system-wide stores for the relevant time period by the number of weeks these same stores were open in such time period. This measure allows management to assess changes in customer traffic and spending patterns at our domestic system-wide stores.
Comparable Store Sales Growth. Comparable store sales growth represents the change in year-over-year sales for comparable stores. A comparable store is a store that has been open for at least 52 full weeks from the comparable date (the Tuesday following the opening date). As of the end of the second quarter of 2014 and 2013, there were 1,309 and 1,257 domestic comparable stores, respectively. This measure highlights the performance of existing stores, while excluding the impact of newly opened or closed stores. Comparable store sales growth reflects changes in the number of transactions and in customer spend per transaction at existing stores. Customer spend per transaction is affected by changes in menu prices, sales mix and the number of items sold per customer.
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

Reconciliation of Net income to Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(dollars in thousands)
Net loss (income)	$(1,607)	$(6)	$(788)	$705
Depreciation and amortization	1,967	1,743	3,808	3,442
Income tax provision (benefit)	(1,112)	686	(421)	1,145
Interest expense, net	2,297	2,476	5,375	5,069
EBITDA	1,545	4,899	7,974	10,361
Loss on disposal or impairment of property and equipment (a)	36	37	42	101
Management transition and restructuring costs (b)	—	488	178	488
Expenses not indicative of future operations (c)	278	—	473	—
Management fees and related expenses (d)	1,543	152	1,678	277
Transaction costs (e)	60	2	62	8
New store pre-opening expenses (f)	1	—	11	—
Non-cash expenses and non-income based state taxes (g)	1,033	231	1,611	209
Loss on early retirement of debt (h)	1,191	—	1,191	—
Adjusted EBITDA	$5,687	$5,809	$13,220	$11,444

(a)	Represents non-cash losses resulting from disposal or impairment of property and equipment, including divested company stores.

(b)	Represents non-recurring management transition and restructuring costs, consisting of recruitment, relocation and other costs in connection with recruiting a new chief financial officer.

(c)	Represents non-recurring advisory expenses.

(d)
Represents the elimination of management fees and related costs paid to the Sponsor for advisory services provided pursuant to an advisory services and monitoring agreement and the termination fee as part of the IPO.

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

(h)	Represents losses resulting from refinancing of long-term debt.
Store Openings, Closures, Acquisitions and Divestitures. Management reviews the number of new stores, the number of closed stores, and the number of acquisitions and divestitures of stores to assess growth in system-wide sales, royalty revenues and company-owned store sales.
The following table sets forth our AWS and comparable store sales growth for domestic stores (franchise and company-owned), our system-wide sales, Adjusted EBITDA and our number of system-wide stores for the three and six months ended June 30, 2014 and July 1, 2013.

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Domestic store AWS	$10,848	$10,846	$11,296	$11,189
Domestic comparable store sales growth	1.5%	3.6%	2.5%	2.1%
System-wide sales (dollars in thousands)	$200,718	$190,743	$416,701	$392,223
Adjusted EBITDA (dollars in thousands)	$5,687	$5,809	$13,220	$11,444
Number of system-wide stores at period end	1,436	1,365	1,436	1,365

Key Financial Definitions
Revenues. Substantially all of our revenues are derived from sales of pizza and other food and beverage products to the general public by company-owned stores, as well as the collection of franchise royalties and fees associated with franchise and development rights. Lease and other includes revenues earned from the sublease of real estate under a master lease agreement with a national retailer and revenues derived from the resale of POS licenses to franchise owners at cost. Lease income is recognized in the period earned, which coincides with the period the expense is due to the master leaseholder. See Selling, General and Administrative below for the related offsetting expense to the POS licenses resold to franchise owners.
Selling, General and Administrative. Selling, general and administrative costs consist of wages, benefits and other compensation, franchise development expenses, travel, marketing, accounting fees, legal fees, the costs of POS licenses sold to franchise owners at cost, sponsor management fees and other expenses related to the infrastructure required to support our franchised and company-owned stores. See Revenues above for the related offsetting revenue from the POS licenses resold to franchise owners. Selling, general and administrative costs also include net advertising expenses of an advertising fund we manage on behalf of all domestic stores.
Provision for Income Taxes. Provision for income taxes represents federal, state and local taxes based on income in multiple jurisdictions.
Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and six months ended June 30, 2014 and July 1, 2013.

	Three Months Ended				Six Months Ended
	June 30, 2014		July 1, 2013		June 30, 2014		July 1, 2013
	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES
	(dollars in thousands)
Revenues
Franchise royalties	$9,315	42.6%	$8,970	46.9%	$19,384	41.3%	$18,473	47.7%
Franchise and development fees	862	3.9%	823	4.3%	2,031	4.3%	1,705	4.4%
Company-owned store sales	11,477	52.5%	9,297	48.6%	23,495	50.0%	18,463	47.7%
Lease and other (1)	192	0.9%	32	0.2%	2,053	4.4%	74	0.2%
Total revenues (1)	21,846	100.0%	19,122	100.0%	46,963	100.0%	38,715	100.0%
Costs and Expenses
Store operating costs (exclusive of depreciation and amortization shown separately below):
Cost of food and packaging (2)	4,499	20.6%	3,544	18.5%	9,089	19.4%	6,968	18.0%
Compensation and benefits (2)	2,905	13.3%	2,658	13.9%	5,935	12.6%	5,230	13.5%
Advertising (2)	1,122	5.1%	962	5.0%	2,244	4.8%	1,808	4.7%
Occupancy (2)	674	3.1%	583	3.0%	1,334	2.8%	1,137	2.9%
Other restaurant operating costs (2)	1,007	4.6%	917	4.8%	2,076	4.4%	1,847	4.8%
Selling, general, and administrative (1)	8,824	40.4%	5,513	28.8%	17,023	36.2%	11,247	29.1%
Depreciation and amortization	1,967	9.0%	1,743	9.1%	3,808	8.1%	3,442	8.9%
Loss on disposal or impairment of property and equipment	36	0.2%	37	0.2%	42	0.1%	101	0.3%
Total costs and expenses	21,034	96.3%	15,957	83.4%	41,551	88.5%	31,780	82.1%
Operating Income (1)	812	3.7%	3,165	16.6%	5,412	11.5%	6,935	17.9%
Interest expense	2,316	10.6%	2,498	13.1%	5,428	11.6%	5,113	13.2%
Interest income	(19)	(0.1)%	(22)	(0.1)%	(53)	(0.1)%	(44)	(0.1)%
Loss on early retirement of debt	1,191	5.5%	—	—%	1,191	2.5%	—	—%
Other expense, net	43	0.2%	9	—%	55	0.1%	16	—%
Loss (Income) Before Income Taxes	(2,719)	(12.4)%	680	3.6%	(1,209)	(2.6)%	1,850	4.8%
(Benefit from) provision for income taxes	(1,112)	(5.1)%	686	3.6%	(421)	(0.9)%	1,145	3.0%
Net (Loss) Income	$(1,607)	(7.4)%	$(6)	—%	(788)	(1.7)%	705	1.8%

(1)
For the three months ended June 30, 2014 the Company incurred $1.2 million in costs to prepare for the IPO and $0.1 million in costs related to POS software licenses resold to franchise owners at cost. The revenue and costs from these transactions are included in Lease and other and Selling, general, and administrative expenses, respectively. The Company originally acquired $4.5 million in POS software licenses in 2013 in a lump sum purchase to obtain more favorable pricing and expedite the roll-out of POS systems. Once all acquired licenses are sold, franchise owners will purchase POS software licenses directly from our POS system provider. Excluding the revenues and expenses related to the resale of the POS software licenses at cost and the costs incurred to prepare for the IPO, total non-GAAP revenues for the three months ended June 30, 2014 would be

$21.7 million and Selling, general, and administrative expenses would be $7.5 million or 34.5% of non-GAAP revenues. Excluding these revenues and costs, Operating Income for the three months ended June 30, 2014 would be $2.0 million or 9.3% of non-GAAP revenues.

For the six months ended June 30, 2014 the Company incurred $2.0 million in costs to prepare for the IPO and $1.9 million in costs related to POS software licenses resold to franchise owners at cost. Excluding the revenues and expenses related to the resale of the POS software licenses at cost, and the costs incurred to prepare for the IPO, total non-GAAP revenues for the six months ended June 30, 2014 would be $45.0 million and Selling, general, and administrative expenses would be $13.1 million or 29.2% of non-GAAP revenues. Excluding these revenues and costs, Operating Income for the first six months ended June 30, 2014 would be $7.4 million or 16.4% of non-GAAP revenues.

(2)
Please see the table presented in Costs and Expenses below, which presents company store expenses as a percentage of company store revenue for the three and six months ended June 30, 2014 and July 1, 2013.

Revenues
Total Revenues. Total revenues increased by $2.7 million, or 14.2%, to $21.8 million in the three months ended June 30, 2014 from $19.1 million in the three months ended July 1, 2013. For the six months ended June 30, 2014, revenues increased by $8.2 million, or 21.3%, to $47.0 million from $38.7 million in the six months ended July 1, 2013. Revenue in 2014 includes $0.1 million and $1.9 million of revenue related to the re-sale of POS licenses to franchise owners at cost for the three and six months ended June 30, 2014.
In the three months ended June 30, 2014 and July 1, 2013, we generated 42.6% and 46.9%, respectively, of our revenues from franchise royalties and 52.5% and 48.6%, respectively, of our revenues from company-owned store sales. In the six months ended June 30, 2014 and the six months ended July 1, 2013, we generated 41.3% and 47.7%, respectively, of our revenues from franchise royalties and 50.0% and 47.7%, respectively, of our revenues from company-owned store sales. The increase of sales at company-owned stores as a percentage of revenues reflects the effect of our acquisitions of stores from franchise owners over the last year.
Franchise Royalties. Franchise royalties increased by $0.3 million, or 3.8%, to $9.3 million in the three months ended June 30, 2014 from $9.0 million in the three months ended July 1, 2013 due to the increase in the number of domestic franchise stores from 1,281 on July 1, 2013 to 1,343 on June 30, 2014, and comparable store sales growth of 1.2% for domestic franchise stores. For the six months ended June 30, 2014, franchise royalties increased by $0.9 million, or 4.9%, to $19.4 million from $18.5 million in the six months ended July 1, 2013 due to the increase in the number of domestic franchise stores from 1,281 on July 1, 2013 to 1,343 on June 30, 2014, and a comparable store sales growth of 2.2% for domestic franchise stores. These comparable store sales increases are primarily from a favorable impact of product mix.
Franchise and Development Fees. Franchise and development fees increased 4.7% to $0.9 million in the three months ended June 30, 2014 from $0.8 million in the three months ended July 1, 2013 due to the opening of 20 new franchise stores in the three months ended June 30, 2014, two more than the three months ended July 1, 2013. For the six months ended June 30, 2014, franchise and development fees increased by $0.3 million, or 19.1%, to $2.0 million from $1.7 million in the six months ended July 1, 2013 due to the opening of 41 new franchise stores in the six months ended June 30, 2014, nine more than in the six months ended July 1, 2013.
Company-Owned Store Sales. Company-owned store sales increased by $2.2 million, or 23.4%, to $11.5 million in the three months ended June 30, 2014 from $9.3 million in the three months ended July 1, 2013 due to the acquisition of 14 company-owned stores and comparable store sales growth of 5.7% for company-owned stores, which increase was partially offset by the divestiture of 10 stores. For the six months ended June 30, 2014, company-owned store sales increased by $5.0 million, or 27.3%, to $23.5 million from $18.5 million in the six months ended July 1, 2013 due to the acquisition of 15 company-owned stores and comparable store sales growth of 6.4% for company-owned stores, which increase was partially offset by the divestiture of 10 stores. These comparable sales increases resulted primarily from improved product mix.
Lease and Other. Lease and other increased by $0.2 million, or 500.0%, to $0.2 million and increased by $2.0 million, or 2,674.3%, to $2.1 million in the three and six months ended June 30, 2014 compared to the three and six months ended July 1, 2013 due to the addition of $0.1 million and $1.9 million from the resale of the POS licenses sold to franchise owners at cost for the three and six months ended June 30, 2014.
Costs and Expenses
Total Costs and Expenses. Total costs and expenses increased by $5.1 million, or 31.8%, to $21.0 million in the three months ended June 30, 2014 from $16.0 million in the three months ended July 1, 2013. For the six months ended June 30, 2014, total costs and expenses increased by $9.8 million, or 30.7%, to $41.6 million from $31.8 million in the six months ended July 1, 2013.
Store Operating Costs. Store operating costs increased by $1.5 million, or 17.8%, to $10.2 million in the three months ended June 30, 2014, from $8.7 million in the three months ended July 1, 2013. As a percentage of company-owned store sales, total company-owned store expenses decreased to 88.9% in the three months ended June 30, 2014, from 93.2% in the three months ended July 1, 2013. For the six months ended June 30, 2014, store operating costs increased by $3.7 million, or 21.7%, to $20.7 million, from $17.0 million in the six months ended July 1, 2013 as referenced below. As a percentage of company-owned store sales, total company-owned store expenses decreased to 88.0% in the six months ended June 30, 2014, from 92.0% in the six months ended July 1, 2013. The store operating cost increases in both the three and six months ended June 30, 2014 can be attributed primarily to the the acquisition of company-owned stores during such periods, which increases were partially offset by the divestiture of company-owned stores during the same periods, in each case, as mentioned above.
The following table represents company store expenses as a percentage of company store revenue for the three and six months ended June 30, 2014 and July 1, 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
As a % of Company-owned store revenue:
Cost of food and packaging	39.2%	38.1%	38.7%	37.7%
Compensation and benefits	25.3%	28.6%	25.3%	28.3%
Advertising	9.8%	10.3%	9.6%	9.8%
Occupancy	5.9%	6.3%	5.7%	6.2%
Other restaurant operating costs	8.8%	9.9%	8.8%	10.0%
Total store operating costs	88.9%	93.2%	88.0%	92.0%

▪
Cost of Food and Packaging. Higher cheese prices are negatively affecting our costs of food and packaging in total and as a percentage of company-owned store revenues for both the three and six months ended June 30, 2014 compared to the three and six months ended July 1, 2013. We have seen cheese prices moderate from their highs earlier in the year, however, we cannot predict whether prices will continue to decline to historical levels.

▪
Store Portfolio Changes. The portfolio changes due to the acquisition of 14 company-owned stores, the divestiture of nine stores in the second half of 2013 and the divestiture of one store in the first half of 2014 are driving lower operating expenses as a percentage of company-owned store revenues. The stores acquired in 2013 are higher volume locations which provide higher operating margins because fixed costs do not increase with the higher volume. The shift in our store portfolio is the primary driver behind the reduction in compensation and benefits, advertising, occupancy and other restaurant operating expenses as a percentage of company-owned store revenues for the three and six months ended June 30, 2014.

Selling, General and Administrative. Selling, general and administrative expenses increased by $3.3 million, or 60.1%, to $8.8 million in the three months ended June 30, 2014 from $5.5 million in the three months ended July 1, 2013 primarily due to the payment of fees in connection with the termination of the advisory services and monitoring agreement, stock-based compensation, non-recurring costs incurred in preparation for the IPO and costs related to the resale of POS licenses to franchise owners at cost. As a percentage of revenues, selling, general and administrative expense increased to 40.4% in the three months ended June 30, 2014 from 28.8% in the three months ended July 1, 2013. For the six months ended June 30, 2014, selling, general and administrative expenses increased by $5.8 million, or 51.4%, to $17.0 million from $11.2 million in the six months ended July 1, 2013 primarily due to the items mentioned above. As a percentage of revenues, selling, general and administrative expense increased to 36.2% in the six months ended June 30, 2014 from 29.1% in the six months ended July 1, 2013.
Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 12.9%, to $2.0 million in the three months ended June 30, 2014 from $1.7 million in the three months ended July 1, 2013. For the six months ended June 30, 2014, depreciation and amortization increased by $0.4 million, or 10.6%, to $3.8 million from $3.4 million in the six months ended July 1, 2013. These increases were primarily due to an increase in the number of company-owned stores and increased capital expenditures on property and equipment for business technology projects.
Interest Expense. Interest expense decreased by $0.2 million, or 7.3%, to $2.3 million in the three months ended June 30, 2014 from $2.5 million in the three months ended July 1, 2013 due to a reduction in interest rates under our senior secured credit facility as a result of the application of net proceeds from the IPO in May 2014. This decrease was partially offset by an increase in our outstanding debt from the recapitalization in October 2013. For the six months ended June 30, 2014, interest expense increased by $0.3 million, or 6.2%, to $5.4 million from $5.1 million in the six months ended July 1, 2013 due to an increase in our outstanding debt from the recapitalization in October 2013. This increase was partially offset by a reduction in interest rates under our senior secured credit facility as a result of the application of net proceeds from the IPO in May 2014.
Income Taxes. (Benefit from) provision for income taxes decreased by $1.8 million, or 262.1%, to a tax benefit of $1.1 million in the three months ended June 30, 2014 from an expense of $0.7 million in the three months ended July 1, 2013, due primarily to a change in pre-tax net income (loss) in the three months ended June 30, 2014 from the three months ended July 1, 2013. The effective tax rate for the three months ended June 30, 2014 decreased to 40.9% from 100.9% in the three months ended July 1, 2013 primarily because of a discrete adjustment for a change in the blended state tax rate recorded in 2013. For the six months ended June 30, 2014, the provision for income taxes decreased by $1.6 million, or 136.8%, to a tax benefit of $0.4 million from an expense of $1.1 million in the six months ended July 1, 2013 due primarily to a change in pre-tax net income (loss). The effective tax rate for the six months ended June 30, 2014 decreased to 34.8% from 61.9% in the six months ended July 1, 2013 primarily because of a discrete adjustment for a change in the blended state tax rate recorded in 2013. Our income taxes have varied from what would be expected by applying the prevailing statutory rates mainly due to the effects of accelerated vesting of restricted stock in 2014 and a change in the blended state tax rate in 2013.
Segment Results
Domestic Franchise. Total revenues for the Domestic Franchise segment increased by $0.5 million, or 5.3%, to $10.3 million in the three months ended June 30, 2014 from $9.8 million in the three months ended July 1, 2013 . For the six months ended June 30, 2014, total revenues for the Domestic Franchise segment increased by $3.2 million, or 15.7%, to $23.4 million from $20.2 million in the six months ended July 1, 2013. These increases were due to the net addition of 62 domestic franchise stores over the comparable periods and segment comparable store sales growth of 1.2% and 2.2% for the three and six months ended June 30, 2014.
Operating income for the Domestic Franchise segment decreased by $0.8 million, or 15.9%, to $4.2 million in the three months ended June 30, 2014 from $5.0 million in the three months ended July 1, 2013 due to an increase in non-cash management incentives, partially offset by an increase in revenue of $0.4 million, excluding $0.1 million of POS licenses resold at cost. For the six months ended June 30, 2014, operating income for the Domestic Franchise segment increased by $0.7 million, or 7.0%, to $10.2 million from $9.6 million in the six months ended July 1, 2013 due to an increase in revenue of $1.2 million, excluding $1.9 million of POS licenses resold at cost, partially offset by an increase in other selling, general and administrative costs.
Domestic Company Stores. Total revenues for the Domestic Company Stores segment increased by $2.2 million, or 23.4%, to $11.5 million in the three months ended June 30, 2014 from $9.3 million in the three months ended July 1, 2013 due to the acquisition of 14 company-owned stores, the divestiture of 10 stores and segment comparable store sales growth of 5.7%. For the six months ended June 30, 2014, total revenues for the Domestic Company Stores segment increased by $5.0 million, or 27.3%, to $23.5 million from $18.5 million in the six months ended July 1, 2013 due to the acquisition of 15 company-owned stores, the divestiture of 10 stores and segment comparable store sales growth of 6.4%.
Operating income for the Domestic Company Stores segment increased by $0.3 million, or 198.1%, to $0.2 million in the three months ended June 30, 2014 from $(0.2) million in the three months ended July 1, 2013 due to the acquisition of 14 company-owned stores, the divestiture of 10 stores and a 5.7% increase in comparable store sales. For the six months ended June 30, 2014, operating income for the Domestic Company Stores segment increased by $0.7 million, or 1,054.9%, to $0.7 million from $(0.1) million in the six months ended July 1, 2013 due to the acquisition of 15 company-owned stores, the divestiture of 10 stores and a 6.4% increase in comparable store sales.
International. Total revenues for the International segment for the three and six months ended June 30, 2014 were unchanged compared to the three and six months ended July 1, 2013.
Operating loss for the International segment increased by $0.1 million, to $0.1 million in the three months ended June 30, 2014 compared to the three months ended July 1, 2013. For the six months ended June 30, 2014, operating loss for the International segment increased by $0.1 million, to $0.2 million from $0.1 million in the three months ended July 1, 2013. The increase in operating loss was due primarily to the increase in selling, general and administrative expenses, with two employees working full time in this segment in the three and six months ended June 30, 2014 compared to no full time employees in the three and six months ended July 1, 2013.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees and principal payments on our debt as well as support our growth strategy. As a public company, we may also raise additional capital through the sale of equity. As of June 30, 2014, we had net working capital of $2.7 million. This amount was higher than our typical net working capital, which historically is negative due to the low levels of accounts receivable and inventory required to operate our business, primarily due to the effects of the agreement with our point-of-sale systems vendor and because we have no scheduled principal payments due under our senior secured credit facility until the fourth quarter of 2015.
As of June 30, 2014, we had cash and cash equivalents of $4.0 million and $10.0 million of available borrowings under a revolving credit facility, of which none was drawn. As of June 30, 2014, we had $115.1 million of outstanding indebtedness. After giving effect to the application of net proceeds from the IPO, we had $115.5 million of outstanding indebtedness and no scheduled principal payments due under our senior secured credit facility until the fourth quarter of 2015. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of June 30, 2014, we were in compliance with all of our covenants and other obligations under our senior secured credit facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended
	June 30, 2014	July 1, 2013
	(dollars in thousands)
Cash flows from operating activities	$528	$5,645
Cash flows from investing activities	(1,640)	(4,042)
Cash flows from financing activities	1,416	(2,381)
Total cash flows	$304	$(778)
Cash Flows from Operating Activities
Net cash provided by operating activities of $0.5 million for the six months ended June 30, 2014 resulted primarily from a net loss of $0.8 million, adjusted for items such as depreciation and amortization, non-cash employee equity compensation, loss on early retirement of debt, and the amortization of debt issuance costs. The $5.1 million decrease over the prior year was primarily driven by the decrease in net income, an increase of approximately $2.0 million in cash interest payments, payments for prepaid media development costs, and a decrease to accounts payable, accrued and other liabilities.
Cash Flows from Investing Activities
Net cash used by investing activities was $1.6 million in the six months ended June 30, 2014 compared to net cash used of $4.0 million in the six months ended July 1, 2013. The $2.4 million increase in cash from investing activities was due primarily to a reduction of $3.0 million used for the acquisition of stores and $0.9 million received from payments on notes receivable, offset by an additional $1.5 million invested in Project Pie, a cost-method investee.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.4 million in the six months ended June 30, 2014 compared to net cash used of $2.4 million in the six months ended July 1, 2013. The $3.8 million increase in net cash from financing activities was due to the issuance of $59.6 million of common stock, which increase was partially offset by net long-term debt payments of $54.9 million and costs associated with our IPO of $3.5 million in the six months ended June 30, 2014 compared to six months ended July 1, 2013.
Contractual Obligations
In connection with our IPO, we used the proceeds of the offering, along with available cash on hand, to repay $55.5 million of long-term debt under our senior secured credit facility during the second quarter of 2014. As a result of this payment, we have no scheduled principal payments due under our senior secured credit facility until the fourth quarter of 2015.
In connection with our investment in Project Pie, we invested an additional $1.0 million and $1.5 million in Series A Preferred Units of Project Pie during the three and six months ended June 30, 2014, respectively. As of June 30, 2014, we have committed to fund, upon demand, up to an additional $1.0 million prior to December 2016 in increments of $0.5 million through the purchase of additional Series A Preferred Units of Project Pie.

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
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in the Registration Statement, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.
In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of this extended transition period, and as a result, we plan to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt the standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
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
Interest Rate Risk
We are subject to interest rate risk on our senior secured credit facility. Interest rates on our senior secured credit facility are based on LIBOR, and under specified circumstances we may be required by our lenders to enter into interest rate swap arrangements. A hypothetical 1.0% increase or decrease in the interest rate associated with our senior secured credit facility would have resulted in a $1.1 million impact to interest expense on an annualized basis.
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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending December 28, 2015 if certain triggers requiring accelerated filing deadlines are met.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings
We currently are subject to litigation with a group of our franchise owners. In January 2014, six franchise owner groups claimed that we misrepresented our sales volumes, made false representations to them and charged excess advertising fees, among other things. We engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but we were unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, representing 52 open franchise stores, including those franchise owners that previously made the allegations described above, filed a lawsuit against us in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by us in that lawsuit, the court ruled on July 9, 2014, that certain of the plaintiffs' claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with us prior to filing the lawsuit must do so, and that their claims shall be stayed until they have completed mediating with us in good faith.
On June 18, 2014, an additional 16 franchise owner groups, represented by the same counsel as the plaintiffs described above, filed a lawsuit in the Superior Court in Clark County, Washington making essentially the same allegations as made in the lawsuit described above and seeking declaratory and injunctive relief, as well as monetary damages. The court has consolidated the two lawsuits into a single case and ordered that the plaintiffs in the new lawsuit, none of whom had mediated with us prior to filing the lawsuit, must do so, and that their claims shall be stayed until they have completed mediating with us in good faith.
We believe the allegations in these consolidated lawsuits lack merit and are vigorously defending our interests, including by asserting a number of affirmative defenses; and, as to one franchise owner group, counterclaims. We provide no assurance that we will be successful in our defense of these lawsuits; however, we do not currently expect the cost of resolving them to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
In addition to the foregoing, we are subject to routine legal proceedings, claims, and litigation in the ordinary course of our business. We also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We do not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A.    Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 under the section titled "Risk Factors" as well as the other information in that Quarterly Report on Form 10-Q, this Quarterly Report on Form 10-Q and the Registration Statement, before making an investment in our company. If any of the risks described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 actually occur, our business, results of operations or financial condition may be adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sale of Unregistered Securities
None.

b)	Use of Proceeds from Initial Public Offering of Common Stock
On May 1, 2014, our Registration Statement on Form S-1 (File No. 333-194488) was declared effective by the SEC for our initial public offering pursuant to which we registered 6,708,332 shares of our common stock, including 874,999 registered for sale by certain of our selling stockholders upon the full exercise of the underwriters' over-allotment option. The underwriters of the offering were Jefferies LLC, Robert W. Baird & Co. Incorporated, Wells Fargo Securities, LLC, William Blair & Company, L.L.C., Raymond James & Associates, Inc. and Stephens Inc. On May 7, 2014 we closed the sale of 5,833,333 shares of our common stock at a price to the public of $11.00 per share for an aggregate offering price of $64.2 million. The underwriters did not exercise their over-allotment option.

We received net proceeds in the offering of approximately $54.6 million after deducting underwriting discounts and commissions of approximately $4.5 million and offering related expenses of $5.1 million. In addition, we made payments of $1.5 million to our Sponsor in connection with the IPO. Other than these payments, we did not make any payments of expenses in connection with the offering to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates. We used the net proceeds from the offering of $54.6 million, along with additional cash on hand, to repay a portion of our outstanding debt under our senior secured credit facility.

c)	Repurchases of Common Stock
During the three months ended June 30, 2014, the Company repurchased the following shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 to June 30, 2014	5,280	$0.19	—
Total	5,280	$0.19	—	N/A
(1) The Company repurchased unvested restricted shares from a former employee whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid for the unvested shares.
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
Name: Mark Hutchens
Title: Chief Financial Officer

Date: August 13, 2014

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