Form 10-Q
period 2014-09-29
Papa Murphy's Holdings, Inc.
filed 2014-11-13
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 29, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X].
At November 7, 2014, there were 16,941,265 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 29, 2014 and September 30, 2013	3
	Unaudited Condensed Consolidated Balance Sheets as of September 29, 2014 and December 30, 2013	4
	Unaudited Condensed Consolidated Statement of Shareholders' Equity as of September 29, 2014	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2014 and September 30, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35

SIGNATURES		36

PART I — FINANCIAL INFORMATION
Item 1.        Financial Statements
PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands of dollars, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Revenues
Franchise royalties	$8,965	$8,404	$28,349	$26,877
Franchise and development fees	1,088	1,359	3,119	3,064
Company-owned store sales	11,626	9,345	35,121	27,807
Lease and other	490	21	2,543	95
Total revenues	22,169	19,129	69,132	57,843

Costs and Expenses
Store operating costs (exclusive of depreciation and amortization shown separately below):
Cost of food and packaging	4,667	3,469	13,756	10,436
Compensation and benefits	3,000	2,582	8,935	7,812
Advertising	1,286	936	3,531	2,744
Occupancy	715	607	2,049	1,743
Other store operating costs	1,069	943	3,145	2,790
Selling, general, and administrative	5,915	6,238	22,938	17,484
Depreciation and amortization	2,007	1,797	5,815	5,240
(Gain) loss on disposal or impairment of property and equipment	(15)	648	27	749
Total costs and expenses	18,644	17,220	60,196	48,998
Operating Income	3,525	1,909	8,936	8,845

Interest expense	1,539	2,475	6,966	7,589
Interest income	(14)	(21)	(67)	(65)
Loss on early retirement of debt	3,428	—	4,619	—
Other expense, net	63	18	118	34
(Loss) Income Before Income Taxes	(1,491)	(563)	(2,700)	1,287

(Benefit from) provision for income taxes	(703)	(168)	(1,124)	977
Net (Loss) Income	(788)	(395)	(1,576)	310

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	—	—	—	—
Total Comprehensive (Loss) Income	$(788)	$(395)	$(1,576)	$310

Loss per share of common stock
Basic	$(0.05)	$(0.52)	$(0.35)	$(1.21)
Diluted	$(0.05)	$(0.52)	$(0.35)	$(1.21)
Weighted average common stock outstanding
Basic	16,584,724	3,881,199	10,603,339	3,749,972
Diluted	16,584,724	3,881,199	10,603,339	3,749,972
 See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands of dollars, except par value and share data)
(Unaudited)

	September 29, 2014	December 30, 2013
Assets
Current Assets
Cash and cash equivalents	$597	$3,705
Accounts receivable, net of allowance for doubtful accounts of $52 and $37, respectively	5,195	2,430
Notes receivable, net (including related party notes of zero and $39, respectively)	58	837
Inventories	588	495
Prepaid expenses and other current assets	4,815	7,054
Current deferred tax asset	1,853	1,856
Total current assets	13,106	16,377
Property and equipment, net	11,097	9,660
Notes receivable (including related party notes of zero and $444, respectively), net of current portion	239	444
Goodwill	98,449	96,089
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	45,523	48,744
Deferred finance charges, net	1,559	3,934
Other assets	3,663	2,252
Total assets	$260,638	$264,502

Liabilities and Equity
Current Liabilities
Accounts payable	$3,725	$3,673
Accrued and other liabilities	7,450	9,741
Current portion of unearned franchise and development fees	2,744	2,881
Current portion of long-term debt	2,100	1,670
Total current liabilities	16,019	17,965
Long-term debt, net of current portion	112,900	168,330
Unearned franchise and development fees, net of current portion	1,174	1,113
Deferred tax liability	40,245	41,465
Other long-term liabilities	1,596	1,482
Total liabilities	171,934	230,355
Commitments and contingencies (Note 15)

Equity
Papa Murphy’s Holdings Inc. Shareholders’ Equity
Series A preferred stock ($0.01 par value; zero and 3,000,000 shares authorized, respectively; zero and 2,853,809 shares issued and outstanding, respectively (aggregate liquidation preference zero and $61,476, respectively))	—	60,156
Series B preferred stock ($0.01 par value; zero and 1,000,000 shares authorized, respectively; zero and 26,551 shares issued and outstanding, respectively (aggregate liquidation preference zero and $722, respectively))	—	741
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,941,265 and 4,347,882 shares issued and outstanding, respectively)	169	43
Additional paid-in capital	117,195	1,555
Stock subscription receivable	(100)	(1,197)
Accumulated deficit	(28,949)	(27,373)
Total Papa Murphy’s Holdings Inc. shareholders’ equity	88,315	33,925
Noncontrolling interests	389	222
Total equity	88,704	34,147
Total liabilities and equity	$260,638	$264,502
 See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

	CUMULATIVE SERIES A PREFERRED STOCK		CUMULATIVE SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	STOCK SUBSCRIP- TION RECEIVABLE	ACCUMU- LATED DEFICIT	TOTAL PAPA MURPHY’S HOLDINGS INC. SHARE-HOLDERS’ EQUITY	NON- CONTROLLING INTERESTS	TOTAL EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, December 30, 2013	2,854	$60,156	27	$741	4,348	$43	$1,555	$(1,197)	$(27,373)	$33,925	$222	$34,147
Common stock issued, net of transaction costs	—	—	—	—	5,833	58	54,590	—	—	54,648	—	54,648
Common stock repurchases	—	—	—	—	(152)	(1)	(1,517)	—	—	(1,518)	—	(1,518)
Conversion of preferred stock to common stock	(2,854)	(60,156)	(27)	(741)	6,912	69	60,828	—	—	—	—	—
Repayment of note receivable issued to fund the purchase of stock	—	—	—	—	—	—	—	1,097	—	1,097	—	1,097
Stock based compensation expense	—	—	—	—	—	—	1,739	—	—	1,739	—	1,739
Investment by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	167	167
Net loss	—	—	—	—	—	—	—	—	(1,576)	(1,576)	—	(1,576)
BALANCE, September 29, 2014	—	$—	—	$—	16,941	$169	$117,195	$(100)	$(28,949)	$88,315	$389	$88,704

 See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 29, 2014	September 30, 2013
Operating Activities
Net (loss) income	$(1,576)	$310
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation and amortization	5,815	5,240
Loss on disposal or impairment of property and equipment	27	749
Loss on early retirement of debt	4,619	—
Bad debt expense	12	434
Non-cash employee equity compensation	1,739	389
Amortization of deferred finance charges	470	641
Change in operating assets and liabilities
Trade and other receivables	(2,778)	(5)
Inventories	(48)	23
Prepaid expenses and other current assets	915	(5,110)
Unearned franchise and development fees	(76)	153
Accounts payable	(21)	1,281
Accrued expenses	(2,385)	(1,122)
Deferred taxes	(1,217)	857
Other assets and liabilities	61	5,256
Net cash from operating activities	5,557	9,096
Investing Activities
Acquisition of property and equipment	(3,036)	(2,221)
Acquisition of stores, less cash acquired	(647)	(3,600)
Proceeds from sale of stores	153	4
Payments received on notes receivable	960	23
Investment in cost-method investee	(1,500)	—
Net cash from investing activities	(4,070)	(5,794)
Financing Activities
Proceeds from issuance of long-term debt	112,000	—
Payments on long-term debt	(169,900)	(660)
Advances on revolver	1,800	500
Payments on revolver	(1,800)	(4,500)
Issuance of common stock, net of underwriting fees	59,675	57
Repurchases of common stock	(1,518)	(27)
Debt issuance and modification costs, including prepayment penalties	(2,626)	(288)
Payments received on subscription receivables	1,097	—
Costs associated with initial public offering	(3,490)	—
Investment by noncontrolling interest holders	167	—
Net cash from financing activities	(4,595)	(4,918)
Effect of exchange rate fluctuations on cash	—	(2)

Net change in cash and cash equivalents	(3,108)	(1,618)
Cash and Cash Equivalents, beginning of year	3,705	2,428
Cash and Cash Equivalents, end of period	$597	$810

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$6,667	$7,029
Cash paid during the period for income taxes	$110	$105
Deferred offering costs paid in 2013 reclassified to equity	$1,537	$—
Noncash Supplemental Disclosures of Investing and Financing Activities
Issuance of note receivable for preferred and common stock	$—	$113
Issuance of note payable for acquisition of stores	$2,900	$—
Acquisition of property and equipment in accounts payable	$310	$—
See accompanying notes.

PAPA MURPHY’S HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Description of Business and Basis of Presentation
Description of business—Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of September 29, 2014, the Company had 1,437 stores consisting of 1,409 domestic stores (1,333 franchised stores and 76 company-owned stores) across 38 states, plus 28 franchised stores in Canada and the United Arab Emirates.
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
Throughout the interim unaudited condensed consolidated financial statements and the related notes thereto, “Papa Murphy’s” and “the Company” refer to Papa Murphy’s Holdings, Inc. and its consolidated subsidiaries.
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
Note 2—Acquisitions
On August 18, 2014, Papa Murphy's Company Stores, Inc. ("PMCSI"), a wholly-owned subsidiary of the Company, acquired certain assets used in the operation of nine Papa Murphy's stores in the Minneapolis, MN area (the "Drake acquisition") from Drake Enterprises, the previous operator of the nine Papa Murphy's stores. Transaction costs of $59,000 associated with the acquisition were recognized as Other store operating costs in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price was $3.5 million, which included a post-close holdback of $54,000. The Drake acquisition was funded through cash and the issuance of a $2.9 million note payable to the seller (see Note 8—Financing Arrangements). The transaction was accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the condensed consolidated financial statements.
The fair value of the assets acquired are summarized below (in thousands):

Cash and cash equivalents	$4
Inventories	46
Prepaid expenses and other current assets	33
Property and equipment	546
Reacquired franchise rights	516
Asset retirement obligation	(61)
Total identifiable net assets acquired	1,084
Goodwill	2,369
Total consideration	$3,453
Reacquired franchise rights have weighted average useful lives of 3.3 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and, to a lesser extent, economies of scale expected from combining the operations of the acquired entities with that of the Company.

Unaudited pro forma information—The unaudited pro forma consolidated revenues and net loss of the Company as though the acquisition date had been as of the beginning of 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Pro forma revenues	$22,723	$20,115	$72,040	$61,216
Pro forma net income (loss)	$(829)	$(493)	$(1,625)	$181

The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense on borrowings used to fund the consideration paid and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of 2013, nor is it intended to be indicative of future operating performance.
Revenues earned from the acquired stores of $0.5 million and net loss of $35,000 from the closing date of the acquisition are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 29, 2014.
Note 3—Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 29, 2014	December 30, 2013
Prepaid media development costs	$202	$16
Prepaid rents and insurance	869	458
Equity issuance costs	—	1,537
POS software licenses for resale	2,177	4,548
Convention deposits	1,110	—
Other	457	495
Total prepaid expenses and other current assets	$4,815	$7,054
Prepaid media development costs represent costs incurred for advertisements that have not aired. During the three and nine months ended September 29, 2014, the Company recognized $0.4 million and $2.4 million in software license revenue upon the resale of POS software licenses to franchise owners at cost. The income from the sale is included in Lease and other revenues and the related expense is recorded in Selling, general, and administrative costs on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 4—Property and Equipment
Property and equipment are net of accumulated depreciation of $8.4 million and $6.5 million at September 29, 2014 and December 30, 2013, respectively. Depreciation expense for the three months ended September 29, 2014 and September 30, 2013 was $0.7 million and $0.6 million, respectively. Depreciation expense for the nine months ended September 29, 2014 and September 30, 2013 was $2.1 million and $1.8 million, respectively.
Note 5—Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment (in thousands):

	DOMESTIC COMPANY STORES	DOMESTIC FRANCHISE	TOTAL
Balance at December 30, 2013	$14,543	$81,546	$96,089
Acquisitions	2,369	—	2,369
Disposition	(9)	—	(9)
Balance at September 29, 2014	$16,903	$81,546	$98,449

There is no goodwill associated with the International Segment. During the three months ended September 29, 2014, the Company has determined that there have not been any triggering events that would require an updated impairment review.
Note 6—Intangible Assets
Intangible assets are net of accumulated amortization of $18.0 million and $14.3 million as of September 29, 2014 and December 30, 2013, respectively. Amortization expense for the three months ended September 29, 2014 and September 30, 2013 was $1.3 million and $1.2 million, respectively. Amortization expense for the nine months ended September 29, 2014 and September 30, 2013 was $3.7 million and $3.4 million, respectively.
Note 7—Notes Receivable
Notes receivable consists of the following (in thousands):

	September 29, 2014	December 30, 2013
Note issued on sale of company-owned stores maturing in 2020, bearing interest at 9.0%. Monthly payments of principal and interest of $7 are due through July 2015. Monthly payment amounts increase annually pursuant to an agreed schedule until they reach a monthly maximum of $9 in August 2018. Collateralized by store assets. Note was reclassified from related party notes receivable to third party notes receivable in 2014 (see Note 16—Related Party Transactions).	$—	$443
Uncollateralized note issued to an employee, maturing in 2017, bearing interest at 0.88%. Note was paid in full in 2014.	—	40
Total related party notes receivable	—	483
Notes issued to finance franchise owners’ purchase of point of sale systems, three year term, maturing during 2014 and bearing interest at 10.5%. Monthly payments of principal and interest due through 2014. Collateralized by POS systems. Notes were paid in full in 2014.	—	23
Note issued on the sale of company-owned stores maturing during 2015, denominated in Canadian dollars, bearing interest at 4%. Monthly payment terms of interest only through 2015. Collateralized by store assets.	792	825
Note issued on sale of company-owned stores maturing in 2020, bearing interest at 9.0%. Monthly payments of principal and interest of $7 are due through July 2015. Monthly payment amounts increase annually pursuant to an agreed schedule until they reach a monthly maximum of $9 in August 2018. Collateralized by store assets.	297	—
Note issued on the sale of company-owned stores maturing during 2014, bearing interest at 8%. Note was paid in full in 2014.	—	775
Total notes receivable	1,089	2,106
Less allowance for doubtful notes receivable, current portion	(792)	(825)
Notes receivable, net of allowance for doubtful notes receivable	297	1,281
Less current portion	(58)	(837)
Notes receivable, net of current portion	$239	$444
Note 8—Financing Arrangements
Long-term debt consists of the following (in thousands):

	September 29, 2014	December 30, 2013
Senior secured credit facility
Term loan	$112,000	$167,000
Notes payable	3,000	3,000
Total long-term debt	115,000	170,000
Less current portion	(2,100)	(1,670)
Total long-term debt, net of current portion	$112,900	$168,330

Senior secured credit facility—On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of the Company, entered into a new $132.0 million senior secured credit facility (the "2014 facility") consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. Closing and structuring fees of $1.6 million were incurred as a result of this transaction which will be amortized over the duration of the new loan. The new term loan and any loans made under the revolving credit facility mature in August 2019.
Borrowings under the 2014 facility bear interest at a rate per annum equal to an applicable margin based on the Company's consolidated leverage ratio, plus, at the Company's option, either (a) a base rate determined by reference to the highest of (i) the "Prime Rate" publicly quoted by The Wall Street Journal, (ii) the federal funds rate plus 50 basis points, or (iii) the LIBOR rate with a one-month interest period plus 100 basis points, or (b) a LIBOR rate determined for the specified interest period. The applicable margin for borrowings under the 2014 facility ranges from 150 to 225 basis points for base rate borrowings and 250 to 325 basis points for LIBOR rate borrowings. The 2014 facility includes customary fees for loan facilities of this type, including a commitment fee on the revolving credit facility. As of September 29, 2014, the 2014 facility bore interest under the LIBOR rate option at 3.41%.
The obligations under the 2014 facility are guaranteed by certain domestic subsidiaries of the Company (the "subsidiary guarantors") and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2014 facility also contains customary affirmative and negative covenants that are typical for loan facilities of this type, including covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes, including mergers and consolidations, sell assets, make dividends, distributions and investments, and prepay subordinated indebtedness, subject to customary exceptions. The 2014 facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum interest coverage ratio.
With a maturity date of over one year from September 29, 2014, balances outstanding under the 2014 facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $0.7 million due on the last day of each fiscal quarter commencing on March 29, 2015.
The weighted average interest rate across all senior secured credit facilities for the third quarter of 2014 was 4.74%.
2013 senior secured credit facility—In August 2014, the borrowings under the 2014 facility refinanced the $177.0 million senior secured credit facility entered into in October 2013 (the "2013 facility"), which included a $167.0 million senior secured term loan and a $10.0 million revolving credit facility, including a $2.5 million letter of credit subfacility. In connection with the refinancing, unamortized deferred financing costs of $2.3 million from the 2013 facility and a prepayment penalty of $1.1 million were expensed as a Loss on early retirement of debt on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
On May 7, 2014, the Company prepaid $55.5 million of its long-term debt under the 2013 facility in connection with the IPO. A proportionate share of deferred financing costs of $1.2 million were expensed as a Loss on early retirement of debt on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) at the time of this debt prepayment.
Notes payable—PMCSI has a note payable for $3.0 million which bears interest at 5% and matures in December 2018. This note is subordinated to the senior secured credit facility.
As part of the Drake acquisition, PMCSI issued a note payable for $2.9 million to Drake Enterprises in August 2014. The note bore interest at 7% and was scheduled to mature in April 2019 with an acceleration clause in the event of a refinancing of the 2013 facility. The note was paid in full during September 2014.
Note 9—Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be cooroborated with observable market data

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 29, 2014		December 30, 2013
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE	FAIR VALUE MEASUREMENTS
Financial assets
Notes receivable (a)	297	302	1,281	1,287	Level 3
Financial liabilities
Long-term debt, including current portion thereof (b)	115,000	113,880	170,000	168,882	Level 3

(a)	The fair value of the notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(b)	The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
Financial instruments not included in the table above consist of cash and cash equivalents, accounts receivable and accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value because of the short-term nature of the accounts. The fair value of the equity interests of Project Pie, LLC ("Project Pie"), a cost-method investee, which equity interests are owned by the Company's majority-owned subsidiary, Project Pie Holdings, LLC ("PPH"), approximates book value due to the recent nature of the investment and subsequent investments.

Note 10—Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	September 29, 2014	December 30, 2013
Accrued payable for POS software licenses	$—	$2,729
Accrued compensation and related costs	2,202	2,232
Gift cards and certificates payable	2,075	2,829
Accrued interest and non-income taxes payable	281	384
Convention fund balance	1,018	576
Unearned product rebates	1,317	—
Other	557	991
	$7,450	$9,741
Note 11—Income Taxes
The Company recognized an income tax benefit of $0.7 million on loss before income taxes of $1.5 million, or an effective tax rate of 47.1%, for the three months ended September 29, 2014, compared to an income tax benefit of $0.2 million on loss before income taxes of $0.6 million, or an effective tax rate of 29.8%, for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2013 includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes and the relative impact of those differences on a small quarterly loss.
The Company recognized an income tax benefit of $1.1 million on loss before income taxes of $2.7 million, or an effective tax rate of 41.6%, for the nine months ended September 29, 2014, compared to an income tax expense of $1.0 million on income before income taxes of $1.3 million, or an effective tax rate of 75.9%, for the nine months ended September 30, 2013. The effective tax rate for the nine months of 2014 includes the effect of discrete adjustments for the accelerated vesting of restricted stock. The effective tax rate for the first nine months ended September 30, 2013 includes the effect of a discrete adjustment for a change in the blended state tax rate.

Note 12—Shareholders’ Equity
Preferred stock—Prior to the IPO, the Company’s preferred stock consisted of Series A Preferred Shares and Series B Preferred Shares. The Preferred Shares had a cumulative preferred dividend of 6.00% per year based on an original liquidation value of $36.68 per share. Upon liquidation of the Company, the holders of the Preferred Shares were entitled to receive the unpaid liquidation value plus accreted dividends before any distribution could be made to the holders of common stock. In addition, the Preferred Shares participated in 20% of all remaining earnings if distributed to common stockholders. The unpaid liquidation value of the Series A and Series B Preferred Shares was $21.14 and $26.80 per share, respectively, as of the IPO. At the IPO, the Preferred Shares were converted into 3,054,318 shares of common stock.
Noncontrolling interests—During the three and nine months ended September 29, 2014 the Company received an additional investment of zero and $0.2 million, respectively, by noncontrolling interest holders in PPH.
Note 13—Share-based Compensation
Restricted common shares and stock options—In May 2010, the Company’s Board of Directors approved the 2010 Plan. In May 2014, the Company's Board of Directors adopted the 2014 Equity Incentive Plan (the "2014 Plan," and together with the 2010 Plan, the "Incentive Plans"). With the adoption of the 2014 Plan, the Company has discontinued selling stock and issuing awards under the 2010 Plan, but stock previously purchased and awards previously granted under the 2010 Plan remain outstanding.
The Incentive Plans reserve 2,116,747 common shares for equity incentive awards consisting of incentive stock options, non-qualified stock options, restricted stock awards, and unrestricted stock awards. Under the Incentive Plans, the Company has awarded 608,576 and 753,783 shares of restricted common stock to eligible employees as of September 29, 2014 and December 30, 2013, respectively. In addition, the Company has issued 951,153 and zero stock options under the Incentive Plans to eligible employees as of September 29, 2014 and December 30, 2013, respectively.
Information with respect to restricted stock sales is as follows:

	NUMBER OF SHARES OF RESTRICTED COMMON STOCK
	TIME VESTING	MARKET CONDITION VESTING	WEIGHTED AVERAGE SALE/GRANT DATE FAIR VALUE PER SHARE
Unvested, December 30, 2013	243,475	236,707	$2.49
Sold/Granted	6,815	—	8.80
Vested	(97,300)	(4,555)	4.50
Forfeited/Repurchased	(14,780)	(16,596)	2.39
Unvested, September 29, 2014	138,210	215,556	$2.31

Information with respect to stock option activity is as follows:

	NUMBER OF SHARES SUBJECT TO OPTIONS
	TIME VESTING	MARKET VESTING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 30, 2013	—	—	$—
Granted	740,932	231,655	11.16
Exercised	—	—	—
Forfeited	(12,621)	(8,813)	11.00
Outstanding, September 29, 2014	728,311	222,842	$11.16	9.6 years	$—
Exercisable, September 29, 2014	352,751	—	$11.21	9.6 years	$—
Vested and expected to vest at September 29, 2014	671,977	189,416	$11.17	9.6 years	$—
The weighted average fair value of share-based compensation awards granted and vested, and the intrinsic value of options exercised during the period were (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Restricted Stock Sales/Grants:
Weighted average sale/grant date fair value per share	$8.80	$—	$8.80	$6.77
Total fair value of shares sold/granted	$60	$—	$60	$230
Total fair value of shares vested	$26	$—	$458	$50
Stock Option Awards:
Weighted average grant date fair value per share	$—	$—	$4.27	$—
Total fair value of awards granted	$—	$—	$4,151	$—
Total fair value of awards vested	$87	$—	$1,519	$—
Total intrinsic value of options exercised	$—	$—	$—	$—
Compensation cost and valuation—Total compensation costs recognized in connection with the Incentive Plans for the three months ended September 29, 2014 and September 30, 2013 were $0.2 million and $0.2 million, respectively. Total compensation costs recognized in connection with the Incentive Plans for the nine months ended September 29, 2014 and September 30, 2013 were $1.7 million and $0.4 million, respectively. Income tax benefits associated with the Incentive Plans recognized for the three months ended September 29, 2014 and September 30, 2013 were $0.1 million and zero, respectively. Income tax benefits recognized for the nine months ended September 29, 2014 and September 30, 2013 were $0.6 million and zero, respectively.
As of September 29, 2014, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $1.7 million and the remaining weighted average contractual life was 2.4 years.
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

During the reported periods prior to the IPO, the Company assumed the following:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 29, 2014 (A)	September 30, 2013
Risk free rate	0.41%	0.36%	0.28~0.50%
Volatility of the underlying assets	35%	45%	35~40%
Estimated time until a liquidation event	(B)	(C)	(D)
Marketability discount—common stock	(B)	(C)	(D)
Marketability discount—preferred stock	(B)	(C)	(D)

(A)	The last valuation of the Company was performed as of March 31, 2014.

(B)
On July 1, 2013, the Company began to apply a probability weighted expected return method, where equity values were calculated using an option pricing model under an IPO and non-IPO scenarios and each value was weighted based on estimated probability of occurrence. During the period, 0.50~2.25 years were used as estimated time until a liquidation event and 15~30% and 10-15% of marketability discount were used for common and preferred stock, respectively, depending on an IPO or non-IPO scenarios, respectively. As of September 30, 2013, a 50% weight was given to the IPO scenario.

(C)
During the period, 0.58~1.75 years were used as estimated time until a liquidation event and 10~25% and 8~15% of marketability discount were used for common and preferred stock, respectively, depending on an IPO or non-IPO scenarios. As of March 31, 2014, the date of the last valuation performed by the Company, a 95% weight was given to the IPO scenario.

(D)
During the period, 0.50~2.5 years were used as estimated time until a liquidation event and 15~30% and 10-15% of marketability discount were used for common and preferred stock, respectively, depending on an IPO or non-IPO scenarios, respectively. As of September 30, 2013, a 50% weight was given to the IPO scenario.

The fair value of the stock option awards granted in the three and nine months ended September 29, 2014 was estimated with the following weighted-average assumptions.

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Risk free rate	—	—	2.0%	—
Expected volatility	—	—	35.0%	—
Expected term	—	—	6.3 years	—
Expected dividend yield	—	—	0.0%	—

Preferred and common stock subject to put options—In July 2011, the Company entered into a share repurchase and put option agreement with an executive officer, pursuant to which the executive officer had the right and option to have the Company repurchase 74,491 shares of unrestricted preferred stock and 92,951 shares (41,075 pre-stock split) of unrestricted common stock ("Put Option").
The change in the fair value of the Put Option during the three and nine months ended September 30, 2013 resulted in additional compensation expense of $0.2 million and $0.3 million. In December 2013, the share repurchase and put option agreement was canceled.
Note 14—Earnings per Share (EPS)
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
EPS is calculated by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period, which includes restricted common stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table sets forth the computations of basic and dilutive earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Earnings:
Net (loss) income	$(788)	$(395)	$(1,576)	$310
Less: cumulative Series A and B Preferred dividends not subject to put options	—	(1,638)	(2,150)	(4,846)
Net loss available to common stockholders	$(788)	$(2,033)	$(3,726)	$(4,536)
Shares:
Weighted average common shares outstanding	16,585	3,881	10,603	3,750
Dilutive effect of restricted equity awards*	—	—	—	—
Diluted weighted average number of shares outstanding	16,585	3,881	10,603	3,750
Loss per share:
Basic loss per share	$(0.05)	$(0.52)	$(0.35)	$(1.21)
Diluted loss per share	$(0.05)	$(0.52)	$(0.35)	$(1.21)

*
Unvested restricted stock was not included in the computation of diluted earnings per share for the three and nine months ended September 29, 2014 and September 30, 2013 because the effect would have been anti-dilutive. For the three months ended September 29, 2014 and September 30, 2013, an aggregated total of 128,000 shares and 242,000 shares, respectively, have been excluded from the diluted income per share calculation because their effect would have been anti-dilutive. For the nine months ended September 29, 2014 and September 30, 2013, an aggregated total of 170,000 shares and 362,000 shares, respectively, have been excluded from the diluted income per share calculation because their effect would have been anti-dilutive.

Note 15—Commitments and Contingencies
Commitment to purchase additional equity subscriptions—In connection with its investment in Project Pie, PPH has committed as of September 29, 2014 to fund, upon demand, up to an additional $1.0 million prior to December 2016 in increments of $0.5 million through the purchase of additional Series A Preferred Units of Project Pie. The number of units to be purchased will be determined based upon the then-current pre-money valuation of Project Pie. During the three and nine months ended September 29, 2014 PPH invested an additional zero and $1.5 million, respectively, in Series A Preferred Units of Project Pie.
Operating lease commitments—The Company leases facilities and various office equipment under non-cancelable operating leases which expire through January 2021. Lease terms for its store units are generally for five years with renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.
The Company has entered into operating leases that it has subleased to three franchise-owned stores. These operating leases have minimum base rent terms and contingent rent terms if individual franchise store sales exceed certain levels and have terms expiring on various dates from May 2015 to January 2016.
Lease guarantees—The Company is the guarantor for operating leases of eight franchise-owned stores that have terms expiring on various dates from July 2015 to September 2018. The obligations from these leases will generally continue to decrease over time as the leases expire. As of September 29, 2014, the Company does not believe it is probable it would be required to perform under the outstanding guarantees. The applicable franchise owners continue to have primary liability for these operating leases.
Legal proceedings—The Company is currently subject to litigation with a group of franchise owners. In January 2014, six franchise owner groups claimed that the Company misrepresented sales volumes, made false representations to them and charged excess advertising fees, among other things. The Company engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but was unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, including those franchise owners that previously made the allegations described above, filed a lawsuit against the Company in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by the Company in that lawsuit, the court ruled on July 9, 2014 that certain of the plaintiffs' claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment

Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with the Company prior to filing the lawsuit must mediate with the Company in good faith, and that their claims shall be stayed until they have completed mediating with the Company in good faith.
On June 18, 2014, an additional 16 franchise owner groups, represented by the same counsel as the plaintiffs described above, filed a lawsuit in the Superior Court in Clark County, Washington making essentially the same allegations as made in the lawsuit described above and seeking declaratory and injunctive relief, as well as monetary damages. The court has consolidated the two lawsuits into a single case and ordered that the plaintiffs in the new lawsuit, none of whom had mediated with the Company prior to filing the lawsuit, must do so, and that their claims shall be stayed until they have done so.
In October 2014, the Company engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, the Company has now reached resolution with eight of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. Some of the aforementioned dismissals are subject to contingencies outside of the Company's control, and the Company therefore provides no assurance that those dismissals will actually occur or remain in effect. In addition, some of the claims have been dismissed without prejudice and, as a result, those plaintiffs could refile their claims if various contingencies are not met. The Company believes the allegations in these consolidated lawsuits lack merit and, for those plaintiffs with whom the Company is unable to reach resolution, the Company will continue to vigorously defend its interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. The Company provides no assurance that it will be successful in its defense of these lawsuits; however, it does not currently expect the cost of resolving them to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
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
Note 16—Related Party Transactions
Advisory services and monitoring agreement—Prior to the IPO, the Company was a party to an advisory services and monitoring agreement with affiliates of Lee Equity Partners, LLC (Lee Equity Partners, LLC, together with its affiliates, "Sponsor"). In accordance with the terms of the agreement, the Company paid the Sponsor for ongoing advisory and monitoring services such as management consulting, financial analysis, and other related services. As compensation, the Company paid an annual fee of $0.5 million in four equal quarterly installments plus direct expenses incurred which are included in Selling, general, and administrative costs. The agreement did not call for a minimum level of services to be furnished and provided that fees paid to the Sponsor could be deferred at the discretion of the Sponsor or if required by the Company's senior secured credit facility.
On May 7, 2014, the Company completed the IPO and paid the Sponsor $1.5 million in accordance with the terms of the agreement. With the completion of the IPO, the advisory services and monitoring agreement between the Company and the Sponsor has been terminated.
Employee loans related to share purchases (see Note 13—Share-based Compensation)—In connection with share-based compensation, the Company has made several loans to certain officers and non-officer employees of the Company. Loans made in connection with the issuance of the Company’s equity have been recognized in stock subscription receivables as a reduction of equity.
In March 2014, the Company entered into agreements with certain executive officers to repurchase an aggregate of 109,779 shares of common stock (48,516 shares pre-stock split) at a price of $11.85 per share ($26.80 per share pre-stock split), for a total purchase price of $1.3 million. Included among the repurchased shares were 31,707 shares of common stock (14,014 shares pre-stock split) for which vesting terms were accelerated in connection with the repurchase. The Company received a payment of $1.0 million from the same executive officers to repay their outstanding stock subscription receivables. Concurrent with the share repurchase, the Company entered into agreements with the same executive officers to issue 109,779 stock options (48,516 stock options pre-stock split) to purchase shares at an exercise price of $11.85 per share ($26.80 per share pre-stock split), including 78,072 fully vested options (34,502 options pre-stock split) and 31,707 options (14,014 options pre-stock split) subject to time-based or market condition-based vesting provisions. In connection with the acceleration of vesting and the issuance of the fully vested options, the Company recorded stock-based compensation expense of $0.5 million for the nine months ending September 29, 2014.
All loans made to officers of the Company were repaid prior to the IPO. Some loans made to non-officer employees of the Company were still outstanding at the time of the IPO. As of September 29, 2014 and December 30, 2013, the Company had stock subscription receivables of $0.1 million and $1.2 million, respectively.
Notes receivable (see Note 7—Notes Receivable)—On August 18, 2009, the Company obtained a note receivable from a third party in connection with the sale and refranchising of Company-owned stores. Subsequently, in March 2011 a member of the third party became an employee of the Company. As of June 30, 2014, the member of the third party ceased to be an employee of the company. During the second quarter of 2014, the notes receivable outstanding balance of $0.3 million was reclassified from related party notes receivable to third party notes receivable. The outstanding balance for this transaction as of December 30, 2013 was $0.4 million.
Related party revenue—For the three and nine months ended September 29, 2014, the Company was party to transactions to sell services to Project Pie, a cost-method investee. The Company recorded revenues of $24,000 and $0.1 million for the three and nine months ended September 29, 2014, respectively. Revenue from these transactions are recorded as Lease and other revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 17—Segment Information
The Company has the following reportable segments: (i) Domestic Company Stores; (ii) Domestic Franchise; and (iii) International. The Domestic Company Stores segment includes operations with respect to company-owned stores in the United States and derives its revenues from retail sales of pizza and side items to the general public. The Domestic Franchise segment includes operations with respect to franchise stores in the United States and derives its revenues from franchise and development fees and the collection of franchise royalties from the Company’s franchise owners located in the United States. The International segment includes operations related to the Company’s operations outside the United States and derives its revenues from franchise and development fees and the collection of franchise royalties from franchises located outside the United States.
The following tables summarize information on profit or loss and assets for each of the Company's reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Revenues
Domestic Franchise	$10,139	$8,984	$33,510	$29,186
Domestic Company Stores	11,627	9,346	35,121	27,808
International	403	799	501	849
Other	—	—	—	—
Total	$22,169	$19,129	$69,132	$57,843
Segment Operating Income (Loss)
Domestic Franchise	$4,713	$4,256	$14,941	$13,813
Domestic Company Stores	(178)	(713)	501	(784)
International	252	176	28	93
Other	(1,262)	(1,810)	(6,534)	(4,277)
Total	$3,525	$1,909	$8,936	$8,845

	September 29, 2014	December 30, 2013
Total Assets
Domestic Franchise	$151,333	$139,471
Domestic Company Stores	29,563	29,489
International	422	515
Other (*)	144,639	119,375
Total	$325,957	$288,850
Elimination of intersegment assets:
Intercompany note	(25,060)	(21,690)
Intercompany receivables	(40,259)	(2,658)
Total Consolidated	$260,638	$264,502

(*)	Other assets which are not allocated to the individual segments primarily include trade names & trademarks, unamortized deferred financing charges, and an intercompany note.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in the Registration Statement. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2014 and 2013 are 52-week periods ending on December 29, 2014 and ended on December 30, 2013, respectively.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, business strategies and priorities, resolution of litigation and claims, expansion and growth opportunities, exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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
Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States. We were founded in 1981 and have grown our footprint to a total of 1,437 system-wide stores as of September 29, 2014. The Papa Murphy’s experience is different from traditional pizza restaurants. Our customers:

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
2014 Highlights
Store Development
As of September 29, 2014, we had 1,409 stores in the United States (1,333 franchised stores and 76 company-owned stores), 20 in Canada and 8 in the United Arab Emirates. Our domestic and international franchise owners opened 16 stores in the three months ended September 29, 2014, including 13 in the United States. Through the nine months ended September 29, 2014, our domestic and international franchise owners opened 57 stores, including 50 in the United States. We expect the majority of our expansion will result from new franchise store openings, and we also plan to strategically expand our company-owned store base in select markets.
Comparable Store Sales Growth
Comparable store sales increased by 4.6% at domestic stores, 4.4% at domestic franchise-owned stores, and 8.4% at domestic company-owned stores in the three months ended September 29, 2014 compared to the three months ended September 30, 2013. The comparable store sales growth was primarily the result of a favorable product mix and increased average check amount.
Comparable store sales increased by 3.2% at domestic stores, 3.0% at domestic franchise-owned stores, and 7.1% at domestic company-owned stores in the nine months ended September 29, 2014 compared to the nine months ended September 30, 2013. The comparable store sales growth was primarily the result of a favorable product mix, increased average check amount, and the result of a favorable holiday shift with the 2013 New Year's Eve falling in the first week of 2014 compared to the 2012 New Year's Eve falling in the last week of 2012.
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
New Senior Secured Credit Facility
On August 28, 2014, we successfully closed on a new $132.0 million senior secured credit facility. The new five year facility, consisting of a $112.0 million senior secured term loan and a $20.0 million revolving credit facility, replaces, and was used to refinance, our prior $122.0 million senior secured facility, which consisted of a $112.1 million term loan and a $10.0 million revolving credit facility. As of September 29, 2014, the balance outstanding under the credit facility was $112.0 million.

Based on current market conditions, the refinancing represents a 200 basis point reduction in borrowing costs and is estimated to reduce annual cash interest expense by approximately $2.25 million per year and benefit on-going annual earnings per share in the range of $0.09-$0.10, on a fully-diluted basis.
Minneapolis Stores Acquisition
On August 18, 2014, we acquired nine Papa Murphy's stores in Minneapolis, MN for approximately $3.5 million. The nine stores acquired were from a single franchise owner, bringing our company-owned store count to 24 units in the Minneapolis market. Currently there are 79 stores, company-owned and franchise-owned, in the Minneapolis market. The transaction is not expected to affect earnings per share in the near-term but is expected to contribute approximately $560,000 of EBITDA annually.

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

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(dollars in thousands)
Revenues
Domestic Franchise	$10,139	$8,984	$33,510	$29,186
Domestic Company Stores	11,627	9,346	35,121	27,808
International	403	799	501	849
Total	$22,169	$19,129	$69,132	$57,843
Operating Income
Domestic Franchise	$4,713	$4,256	$14,941	$13,813
Domestic Company Stores	(178)	(713)	501	(784)
International	252	176	28	93
Other (1)	(1,262)	(1,810)	(6,534)	(4,277)
Total	$3,525	$1,909	$8,936	$8,845
Depreciation and Amortization
Domestic Franchise	$1,262	$1,178	$3,692	$3,567
Domestic Company Stores	737	610	2,100	1,647
International	8	9	23	26
Total	$2,007	$1,797	$5,815	$5,240

(1)	Represents corporate costs and intersegment elimination.
Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.
Average Weekly Sales (AWS). AWS consists of the average weekly sales of domestic franchise and company-owned stores over a specified period of time. AWS is calculated by dividing the total net sales of our domestic system-wide stores for the relevant time period by the number of weeks these same stores were open in such time period. This measure allows management to assess changes in customer traffic and spending patterns at our domestic system-wide stores.
Comparable Store Sales Growth. Comparable store sales growth represents the change in year-over-year sales for comparable stores. A comparable store is a store that has been open for at least 52 full weeks from the comparable date (the Tuesday following the opening date). As of the end of the third quarter of 2014 and 2013, 1,315 and 1,268 domestic comparable stores, respectively, were in operation. This measure highlights the performance of existing stores, while excluding the impact of newly opened or closed stores. Comparable store sales growth reflects changes in the number of transactions and in customer spend per transaction at existing stores. Customer spend per transaction is affected by changes in menu prices, sales mix and the number of items sold per customer.
System-Wide Sales. System-wide sales include net sales by all of our system-wide stores. This measure allows management to assess changes in our royalty revenues, our overall store performance, the health of our brand and our position relative to competitors.
EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, provision for (benefit from) income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA, with further adjustments to reflect the additions and eliminations of various income statement items, including non-cash charges, income and expenses, that we do not consider indicative of ongoing operations and various other adjustments. We believe that EBITDA and Adjusted EBITDA are helpful as indicators of our current financial performance because EBITDA and Adjusted EBITDA reflect the additions and eliminations of income statement items that we do not consider indicative of ongoing operating results. For a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see below.

Reconciliation of Net income to EBITDA and Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(dollars in thousands)
Net (Loss) Income	$(788)	$(395)	$(1,576)	$310
Depreciation and amortization	2,007	1,797	5,815	5,240
Income tax provision (benefit)	(703)	(168)	(1,124)	977
Interest expense, net	1,525	2,455	6,899	7,524
EBITDA	2,041	3,689	10,014	14,051
(Gain) loss on disposal or impairment of property and equipment (a)	(15)	648	27	749
Management transition and restructuring costs (b)	(29)	338	149	826
Expenses not indicative of future operations (c)	—	434	474	434
Management fees and related expenses (d)	—	135	1,678	412
Transaction costs (e)	10	14	73	21
New store pre-opening expenses (f)	—	—	11	—
Non-cash expenses and non-income based state taxes (g)	198	174	1,810	383
Loss (gain) on settlement of liabilities (h)	3,428	(21)	4,619	(21)
Adjusted EBITDA	$5,633	$5,411	$18,855	$16,855

(a)	Represents non-cash losses resulting from disposal or impairment of property and equipment, including divested company stores.

(b)	Represents non-recurring management transition and restructuring costs, consisting of recruitment, relocation and other costs in connection with recruiting a new chief financial officer.

(c)	Represents non-recurring advisory expenses.

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

(h)	Represents losses resulting from refinancing of long-term debt and gains from settlement of asset retirement obligations.
Store Openings, Closures, Acquisitions and Divestitures. We review the number of new stores, the number of closed stores, and the number of acquisitions and divestitures of stores to assess growth in system-wide sales, royalty revenues and company-owned store sales.
The following table sets forth our AWS and comparable store sales growth for domestic stores (franchise and company-owned), our system-wide sales, Adjusted EBITDA and our number of system-wide stores for the three and nine months ended September 29, 2014 and September 30, 2013.

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Domestic store AWS	$10,487	$10,118	$11,026	$10,829
Domestic comparable store sales growth	4.6%	3.0%	3.2%	2.4%
System-wide sales (dollars in thousands)	$194,033	$179,301	$610,734	$571,525
Adjusted EBITDA (dollars in thousands)	$5,633	$5,411	$18,855	$16,855
Number of system-wide stores at period end	1,437	1,380	1,437	1,380

Key Financial Definitions
Revenues. Substantially all of our revenues are derived from sales of pizza and other food and beverage products to the general public by company-owned stores, as well as the collection of franchise royalties and fees associated with franchise and development rights. Lease and other includes revenues earned from the sublease of real estate under a master lease agreement with a national retailer and revenues derived from the resale of POS licenses to franchise owners at cost. Lease income is recognized in the period earned, which coincides with the period the expense is due to the master leaseholder. See Selling, General and Administrative costs below for the related offsetting expense to the POS licenses resold to franchise owners.
Selling, General and Administrative Costs. Selling, general and administrative costs consist of wages, benefits and other compensation, franchise development expenses, travel, marketing, accounting fees, legal fees, the costs of POS licenses sold to franchise owners at cost, sponsor management fees and other expenses related to the infrastructure required to support our franchised and company-owned stores. See Revenues above for the related offsetting revenue from the POS licenses resold to franchise owners. Selling, general and administrative costs also include net advertising expenses of an advertising fund we manage on behalf of all domestic stores.
Provision for Income Taxes. Provision for income taxes represents federal, state and local taxes based on income in multiple jurisdictions.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and nine months ended September 29, 2014 and September 30, 2013.

	Three Months Ended				Nine Months Ended
	September 29, 2014		September 30, 2013		September 29, 2014		September 30, 2013
	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES
	(dollars in thousands)
Revenues
Franchise royalties	$8,965	40.4%	$8,404	43.9%	$28,349	41.0%	$26,877	46.5%
Franchise and development fees	1,088	4.9%	1,359	7.1%	3,119	4.5%	3,064	5.3%
Company-owned store sales	11,626	52.4%	9,345	48.9%	35,121	50.8%	27,807	48.1%
Lease and other (1)	490	2.3%	21	0.1%	2,543	3.7%	95	0.1%
Total revenues (1)	22,169	100.0%	19,129	100.0%	69,132	100.0%	57,843	100.0%
Costs and Expenses
Store operating costs (exclusive of depreciation and amortization shown separately below):
Cost of food and packaging (2)	4,667	21.1%	3,469	18.1%	13,756	19.9%	10,436	18.0%
Compensation and benefits (2)	3,000	13.5%	2,582	13.5%	8,935	12.9%	7,812	13.5%
Advertising (2)	1,286	5.8%	936	4.9%	3,531	5.1%	2,744	4.8%
Occupancy (2)	715	3.2%	607	3.2%	2,049	3.0%	1,743	3.0%
Other store operating costs (2)	1,069	4.8%	943	4.9%	3,145	4.5%	2,790	4.8%
Selling, general, and administrative (1)	5,915	26.7%	6,238	32.6%	22,938	33.2%	17,484	30.2%
Depreciation and amortization	2,007	9.1%	1,797	9.4%	5,815	8.4%	5,240	9.1%
(Gain) loss on disposal or impairment of property and equipment	(15)	(0.1)%	648	3.4%	27	—%	749	1.3%
Total costs and expenses	18,644	84.1%	17,220	90.0%	60,196	87.1%	48,998	84.7%
Operating Income (1)	3,525	15.9%	1,909	10.0%	8,936	12.9%	8,845	15.3%
Interest expense	1,539	6.9%	2,475	12.9%	6,966	10.1%	7,589	13.1%
Interest income	(14)	(0.1)%	(21)	(0.1)%	(67)	(0.1)%	(65)	(0.1)%
Loss on early retirement of debt	3,428	15.5%	—	—%	4,619	6.7%	—	—%
Other expense, net	63	0.3%	18	0.1%	118	0.2%	34	0.1%
Loss (Income) Before Income Taxes	(1,491)	(6.7)%	(563)	(2.9)%	(2,700)	(3.9)%	1,287	2.2%
(Benefit from) provision for income taxes	(703)	(3.2)%	(168)	(0.9)%	(1,124)	(1.6)%	977	1.7%
Net (Loss) Income	$(788)	(3.6)%	$(395)	(2.1)%	(1,576)	(2.3)%	310	0.5%

(1)
For the three months ended September 29, 2014 we incurred $0.4 million in costs related to POS software licenses resold to franchise owners at cost. The revenue and costs from these transactions are included in Lease and other and Selling, general, and administrative costs, respectively. We originally acquired $4.5 million in POS software licenses in 2013 in a lump sum purchase to obtain more favorable pricing and expedite the roll-out of POS systems. Once all acquired licenses are sold, franchise owners will purchase POS software licenses directly from our POS system provider. Excluding the revenues and expenses related to the resale of the POS software licenses at cost and the costs incurred to prepare for the IPO, total non-GAAP revenues for the three months ended September 29, 2014 would be $21.7 million and Selling, general, and administrative costs would be $5.5 million, or 25.3% of non-GAAP revenues. Excluding these revenues and costs, Operating Income for the three months ended September 29, 2014 would be $3.5 million, or 16.1% of non-GAAP revenues.

For the nine months ended September 29, 2014 we incurred $1.9 million in costs to prepare for the IPO and $2.4 million in costs related to POS software licenses resold to franchise owners at cost. Excluding the revenues and expenses related to the resale of the POS software licenses at cost, and the costs incurred to prepare for the IPO, total non-GAAP revenues for the nine months ended September 29, 2014 would be $66.8 million and Selling, general, and administrative costs would be $18.6 million, or 27.9% of non-GAAP revenues. Excluding these revenues and costs, Operating Income for the first nine months ended September 29, 2014 would be $10.9 million, or 16.3% of non-GAAP revenues.

(2)
Please see the table presented in Costs and Expenses below, which presents company store expenses as a percentage of company store revenue for the three and nine months ended September 29, 2014 and September 30, 2013.

Revenues
Total Revenues. Total revenues increased by $3.0 million, or 15.9%, to $22.2 million in the three months ended September 29, 2014 from $19.1 million in the three months ended September 30, 2013. For the nine months ended September 29, 2014, revenues increased by $11.3 million, or 19.5%, to $69.1 million from $57.8 million in the nine months ended September 30, 2013. Revenue in 2014 includes $0.4 million and $2.4 million of revenue related to the re-sale of POS licenses to franchise owners at cost for the three and nine months ended September 29, 2014, respectively.
In the three months ended September 29, 2014 and September 30, 2013, we generated 40.4% and 43.9%, respectively, of our revenues from franchise royalties and 52.4% and 48.9%, respectively, of our revenues from company-owned store sales. In the nine months ended September 29, 2014 and the nine months ended September 30, 2013, we generated 41.0% and 46.5%, respectively, of our revenues from franchise royalties and 50.8% and 48.1%, respectively, of our revenues from company-owned store sales. The increase of sales at company-owned stores as a percentage of revenues reflects the effect of our acquisitions of stores from franchise owners over the last year.
Franchise Royalties. Franchise royalties increased by $0.6 million, or 6.7%, to $9.0 million in the three months ended September 29, 2014 from $8.4 million in the three months ended September 30, 2013 due to the increase in the number of domestic franchise stores from 1,292 on September 30, 2013 to 1,333 on September 29, 2014, and comparable store sales growth of 4.4% for domestic franchise stores. For the nine months ended September 29, 2014, franchise royalties increased by $1.5 million, or 5.5%, to $28.3 million from $26.9 million in the nine months ended September 30, 2013 due to the increase in the number of domestic franchise stores in 2014, and a comparable store sales growth of 3.0% for domestic franchise stores. These comparable store sales increases primarily resulted from favorable product mix and an increased average check amount.
Franchise and Development Fees. Franchise and development fees decreased by 19.9% to $1.1 million in the three months ended September 29, 2014 from $1.4 million in the three months ended September 30, 2013 due to reduced International development fees of $0.5 million and the opening of 16 new franchise stores in the three months ended September 29, 2014, six fewer than in the three months ended September 30, 2013, partially offset by additional successive fees, related to the renewal of expiring franchise agreements, and transfer fees. For the nine months ended September 29, 2014, franchise and development fees increased by $0.1 million, or 1.8%, to $3.1 million compared to the nine months ended September 30, 2013 due to the opening of 57 new franchise stores in the nine months ended September 29, 2014, three more than in the nine months ended September 30, 2013.
Company-Owned Store Sales. Company-owned store sales increased by $2.3 million, or 24.4%, to $11.6 million in the three months ended September 29, 2014 from $9.3 million in the three months ended September 30, 2013 due to the acquisition of 19 company-owned stores and comparable store sales growth of 8.4% for company-owned stores, which increase was partially offset by the divestiture of 10 stores. For the nine months ended September 29, 2014, company-owned store sales increased by $7.3 million, or 26.3%, to $35.1 million from $27.8 million in the nine months ended September 30, 2013 due to the acquisition of 24 company-owned stores and comparable store sales growth of 7.1% for company-owned stores, which increase was partially offset by the divestiture of 10 stores. These comparable sales increases resulted primarily from improved product mix and an increased average check amount.
Lease and Other. Lease and other increased by $0.5 million and by $2.4 million in the three and nine months ended September 29, 2014, respectively, compared to the three and nine months ended September 30, 2013 due to the addition of $0.4 million and $2.4 million from the resale of the POS licenses sold to franchise owners at cost for the three and nine months ended September 29, 2014, respectively.
Costs and Expenses
Total Costs and Expenses. Total costs and expenses increased by $1.4 million, or 8.3%, to $18.6 million in the three months ended September 29, 2014 from $17.2 million in the three months ended September 30, 2013. For the nine months ended September 29, 2014, total costs and expenses increased by $11.2 million, or 22.9%, to $60.2 million from $49.0 million in the nine months ended September 30, 2013.
Store Operating Costs. Store operating costs increased by $2.2 million, or 25.8%, to $10.7 million in the three months ended September 29, 2014, from $8.5 million in the three months ended September 30, 2013. As a percentage of company-owned store sales, total company-owned store expenses increased to 92.4% in the three months ended September 29, 2014, from 91.4% in the three months ended September 30, 2013. For the nine months ended September 29, 2014, store operating costs increased by $5.9 million, or 23.1%, to $31.4 million, from $25.5 million in the nine months ended September 30, 2013. As a percentage of company-owned store sales, total company-owned store expenses decreased to 89.5% in the nine months ended September 29, 2014, from 91.8% in the nine months ended September 30, 2013. The store operating cost increases in both the three and nine months ended September 29, 2014 can be attributed primarily to the acquisition of company-owned stores during such periods, which increases were partially offset by the divestiture of company-owned stores during the same periods, in each case, as mentioned above.
The following table represents company store expenses as a percentage of company store revenue for the three and nine months ended September 29, 2014 and September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
As a % of Company-owned store revenue:
Cost of food and packaging	40.1%	37.1%	39.2%	37.5%
Compensation and benefits	25.8%	27.6%	25.4%	28.1%
Advertising	11.1%	10.0%	10.1%	9.9%
Occupancy	6.2%	6.5%	5.8%	6.3%
Other store operating costs	9.2%	10.2%	9.0%	10.0%
Total store operating costs	92.4%	91.4%	89.5%	91.8%

▪
Total Store Operating Costs. Total store operating costs as a percentage of company-owned store revenues increased 100 basis points in the three months ended September 29, 2014 compared to the three months ended September 30, 2013 due to increased cost of food and packaging and advertising costs which were partially offset by lower costs in compensation and benefits, occupancy and other store operating costs. For the nine months ended September 29, 2014 total store operating costs as a percentage of company-owned store revenues improved 230 basis points compared to the nine months ended September 30, 2013 due to the impact of store portfolio changes which were partly offset by higher food and packaging costs. See commentary below regarding the effect of store portfolio changes, cost of food and packaging and advertising costs.

▪
Effect of Store Portfolio Changes. We acquired 19 stores and refranchised 10 stores over the last twelve months. This shift in our store portfolio is the primary driver behind the reduction in Compensation and benefits, Occupancy and Other store operating expenses as a percentage of company-owned store revenue for each of the three and nine months ended September 29, 2014. The stores acquired in 2013 are higher volume stores with higher operating margins, while the divested stores in 2013 were lower volume stores with lower operating margins.

▪
Cost of Food and Packaging. Higher cheese prices are negatively affecting our costs of food and packaging in total and as a percentage of company-owned store revenues for both the three and nine months ended September 29, 2014 compared to the three and nine months ended September 30, 2013. Our average cheese price in the three and nine months ended September 29, 2014 increased 19% and 18%, respectively, over the three and nine months ended September 30, 2013.

▪
Advertising. Advertising as a percentage of company-owned store revenue increased for the three months ended September 29, 2014 compared to the three months ended September 30, 2013. The increase in advertising as a percentage of company-owned store revenue was driven by the costs of marketing kits for the new Gourmet Delite product launch, game day kits for football related promotions, as well as direct mail pieces to address increased competition.

Selling, General and Administrative. Selling, general and administrative costs decreased by $0.3 million, or 5.2%, to $5.9 million in the three months ended September 29, 2014 from $6.2 million in the three months ended September 30, 2013 primarily due to lower bad debt write-offs, reduced transaction costs, and eliminated management fees in the three months ended September 29, 2014, partially offset by the POS software licenses sold to franchisees at cost. As a percentage of revenues, selling, general and administrative costs decreased to 26.7% in the three months ended September 29, 2014 from 32.6% in the three months ended September 30, 2013. For the nine months ended September 29, 2014, selling, general and administrative costs increased by $5.5 million, or 31.2%, to $22.9 million from $17.5 million in the nine months ended September 30, 2013 primarily due to the payment of fees in connection with the termination of the advisory services and monitoring agreement, stock-based compensation, non-recurring costs incurred in preparation for the IPO and costs related to the resale of POS licenses to franchise owners at cost. As a percentage of revenues, selling, general and administrative costs increased to 33.2% in the nine months ended September 29, 2014 from 30.2% in the nine months ended September 30, 2013. Excluding the revenues and expenses related to the resale of the POS software licenses sold to franchisees at cost and the costs incurred in preparation for the IPO, selling, general and administrative costs as a percent of revenues would have been 27.9% for the nine months ended September 29, 2014.
Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 11.7%, to $2.0 million in the three months ended September 29, 2014 from $1.8 million in the three months ended September 30, 2013. For the nine months ended September 29, 2014, depreciation and amortization increased by $0.6 million, or 11.0%, to $5.8 million from $5.2 million in the nine months ended September 30, 2013. These increases were primarily due to an increase in the number of company-owned stores and increased capital expenditures on property and equipment for business technology projects.
Interest Expense. Interest expense decreased by $0.9 million, or 37.8%, to $1.5 million in the three months ended September 29, 2014 from $2.5 million in the three months ended September 30, 2013 due to a reduction in outstanding debt through the application of net proceeds from the IPO in May 2014 and an interest rate reduction achieved through an August 2014 refinancing. For the nine months ended September 29, 2014, interest expense decreased by $0.6 million, or 8.2%, to $7.0 million from $7.6 million in the nine months ended September 30, 2013 due to a reduction in interest rates under our senior secured credit facility as a result of the application of net proceeds from the IPO in May 2014 and a further interest rate reduction achieved through an August 2014 refinancing.
Loss on Early Retirement of Debt. We recognized a loss on early retirement of debt of $3.4 million in the three months ended September 29, 2014. The August 2014 refinancing met the definition of a debt extinguishment for accounting purposes and resulted in a write-off of existing deferred financing costs of $2.3 million and a prepayment penalty of $1.1 million. For the nine months ended September 29, 2014, we recognized a loss on early retirement of debt of $4.6 million . In addition to the $3.4 million recognized in connection with the August 2014 refinancing, we also recognized a loss on early retirement of debt of $1.2 million in connection with the $55.5 million prepayment made in May 2014 using proceeds from the IPO and cash on hand, which prepayment met the definition of a partial debt extinguishment for accounting purposes and resulted in a write-off of $1.2 million of existing deferred financing costs.
Income Taxes. (Benefit from) provision for income taxes increased by $0.5 million to a tax benefit of $0.7 million in the three months ended September 29, 2014 from a benefit of $0.2 million in the three months ended September 30, 2013, due primarily to a change in pre-tax net income (loss) in the three months ended September 29, 2014 from the three months ended September 30, 2013. The effective tax rate for the three months ended September 29, 2014 increased to 47.1% from 29.8% in the three months ended September 30, 2013 primarily because of certain permanent differences between tax reporting purposes and financial reporting purposes and the relative impact of those differences on a small quarterly loss. For the nine months ended September 29, 2014, the provision for income taxes decreased by $2.1 million to a tax benefit of $1.1 million from an expense of $1.0 million in the nine months ended September 30, 2013 due primarily to a change in pre-tax net income (loss). The effective tax rate for the nine months ended September 29, 2014 decreased to 41.6% from 75.9% in the nine months ended September 30, 2013 primarily because of a discrete adjustment for a change in the blended state tax rate recorded in 2013. Our income taxes have varied from what would be expected by applying the prevailing statutory rates mainly due to the effects of meal and entertainment deduction addbacks, accelerated vesting of restricted stock in 2014 and a change in the blended state tax rate in 2013.
Segment Results
Domestic Franchise. Total revenues for the Domestic Franchise segment increased by $1.2 million, or 12.9%, to $10.1 million in the three months ended September 29, 2014 from $9.0 million in the three months ended September 30, 2013 . For the nine months ended September 29, 2014, total revenues for the Domestic Franchise segment increased by $4.3 million, or 14.8%, to $33.5 million from $29.2 million in the nine months ended September 30, 2013. These increases were due to the net addition of 41 domestic franchise stores over the comparable periods, revenue related to the POS software licenses of $0.4 million and $2.4 million for the three and nine months ended September 29, 2014, respectively and segment comparable store sales growth of 4.4% and 3.0% for the three and nine months ended September 29, 2014, respectively.
Operating income for the Domestic Franchise segment increased by $0.5 million, or 10.7%, to $4.7 million in the three months ended September 29, 2014 from $4.3 million in the three months ended September 30, 2013 due to an increase in revenue of $0.7 million, excluding $0.4 million of POS licenses resold at cost, partially offset by an increase in other selling, general and administrative costs. For the nine months ended September 29, 2014, operating income for the Domestic Franchise segment increased by $1.1 million, or 8.2%, to $14.9 million from $13.8 million in the nine months ended September 30, 2013 due to an increase in revenue of $2.0 million, excluding $2.4 million of POS licenses resold at cost, partially offset by an increase in other selling, general and administrative costs.

Domestic Company Stores. Total revenues for the Domestic Company Stores segment increased by $2.3 million, or 24.4%, to $11.6 million in the three months ended September 29, 2014 from $9.3 million in the three months ended September 30, 2013 due to the acquisition of 19 company-owned stores and segment comparable store sales growth of 8.4% which were partially offset by the divestiture of 10 stores. For the nine months ended September 29, 2014, total revenues for the Domestic Company Stores segment increased by $7.3 million, or 26.3%, to $35.1 million from $27.8 million in the nine months ended September 30, 2013 due primarily to the acquisition of 24 company-owned stores and segment comparable store sales growth of 7.1% which were partially offset by the divestiture of 10 stores.
Operating loss for the Domestic Company Stores segment decreased by $0.5 million, or 75.0%, to $0.2 million in the three months ended September 29, 2014 from $0.7 million in the three months ended September 30, 2013 due to the net impact of the company-owned stores portfolio changes and a 8.4% increase in comparable store sales. For the nine months ended September 29, 2014, operating income for the Domestic Company Stores segment increased by $1.3 million, or 163.9%, to $0.5 million from $(0.8) million in the nine months ended September 30, 2013 due to the net impact of the company-owned stores portfolio changes and a 7.1% increase in comparable store sales.
International. Total revenues for the International segment for the three and nine months ended September 29, 2014 decreased by $0.4 million and $0.3 million, respectively compared to the three and nine months ended September 30, 2013. These decreases were largely due to receiving $0.5 million less in area development fees in 2014 related to our expansion in the Middle East.
Operating income for the International segment increased by $0.1 million, to $0.3 million in the three months ended September 29, 2014 compared to the three months ended September 30, 2013. For the nine months ended September 29, 2014, operating income for the International segment decreased by $0.1 million compared to the three months ended September 30, 2013.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees and principal payments on our debt as well as support our growth strategy. As a public company, we may also raise additional capital through the sale of equity. As of September 29, 2014, we had negative net working capital of $2.9 million as a result of the low levels of accounts receivable and inventory required to operate our business.
As of September 29, 2014, we had cash and cash equivalents of $0.6 million and $20.0 million of available borrowings under a revolving credit facility, of which none was drawn. As of September 29, 2014, we had $115.0 million of outstanding indebtedness. No scheduled principal payments are due under our senior secured credit facility until the end of the first quarter of 2015. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of September 29, 2014, we were in compliance with all of our covenants and other obligations under our senior secured credit facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended
	September 29, 2014	September 30, 2013
	(dollars in thousands)
Cash flows from operating activities	$5,557	$9,096
Cash flows from investing activities	(4,070)	(5,794)
Cash flows from financing activities	(4,595)	(4,918)
Effect of exchange rate fluctuations on cash	—	(2)
Total cash flows	$(3,108)	$(1,618)
Cash Flows from Operating Activities
Net cash provided by operating activities of $5.6 million for the nine months ended September 29, 2014 resulted primarily from a net loss of $1.6 million, adjusted for items such as depreciation and amortization, non-cash employee equity compensation, loss on early retirement of debt, and the amortization of debt issuance costs. The $3.5 million decrease over the prior year was primarily driven by the $1.9 million decrease in net income, a decrease of $6.9 million in changes in operating assets and liabilities, and offset by a $5.2 million increase in non-cash expenses, including loss on early retirement of debt.
Cash Flows from Investing Activities
Net cash used by investing activities was $4.1 million in the nine months ended September 29, 2014 compared to net cash used of $5.8 million in the nine months ended September 30, 2013. The $1.7 million increase in cash from investing activities was due primarily to a reduction of $3.0 million used for the acquisition of stores and an increase of $0.9 million received from payments on notes receivable, offset by an additional $1.5 million invested in PPH, a cost-method investee and $0.8 million of additional acquisition costs for property, plant, and equipment.
Cash Flows from Financing Activities
Net cash used by financing activities was $4.6 million in the nine months ended September 29, 2014 compared to net cash used of $4.9 million in the nine months ended September 30, 2013. The $0.3 million increase in net cash from financing activities was due to proceeds from the issuance of long-term debt of $112.0 million and the issuance of $59.6 million of common stock, which increase was partially offset by net long-term debt payments of $169.2 million, and costs associated with our IPO of $3.5 million in the nine months ended September 29, 2014 compared to the nine months ended September 30, 2013.
Contractual Obligations
In connection with our IPO, we used the proceeds of the offering, along with available cash on hand, to repay $55.5 million of long-term debt under our prior senior secured credit facility during the second quarter of 2014. As a result of this payment and the replacement of our prior senior secured credit facility with a new secured credit facility in August 2014, we have no scheduled principal payments due under our senior secured credit facility until the end of the first quarter of 2015.
In connection with its investment in Project Pie, PPH has committed as of September 29, 2014 to fund, upon demand, up to an additional $1.0 million prior to December 2016 in increments of $0.5 million through the purchase of additional Series A Preferred Units of Project Pie. The number of units to be purchased will be determined based upon the then-current pre-money valuation of Project Pie. During the three and nine months ended September 29, 2014 PPH invested an additional zero and $1.5 million, respectively, in Series A Preferred Units of Project Pie.

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
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We availed ourselves of the reduced reporting obligations and executive compensation disclosure in the Registration Statement, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2014, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings
We currently are subject to litigation with a group of our franchise owners. In January 2014, six franchise owner groups claimed that we misrepresented our sales volumes, made false representations to them and charged excess advertising fees, among other things. We engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but we were unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, including those franchise owners that previously made the allegations described above, filed a lawsuit against us in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by us in that lawsuit, the court ruled on July 9, 2014, that certain of the plaintiffs' claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with us prior to filing the lawsuit must mediate with us in good faith, and that their claims shall be stayed until they have done so.
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
In October 2014, we engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, we have now reached resolution with eight of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. Some of the aforementioned dismissals are subject to contingencies outside of our control, and we therefore provide no assurance that those dismissals will actually occur or remain in effect. In addition, some of the claims have been dismissed without prejudice and, as a result, those plaintiffs could refile their claims if various contingencies are not met. We believe the allegations in these consolidated lawsuits lack merit and, for those plaintiffs with whom we are unable to reach resolution, we will continue to vigorously defend our interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. We provide no assurance that we will be successful in our defense of these lawsuits; however, we do not currently expect the cost of resolving them to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Item 1A.    Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 under the section titled "Risk Factors" as well as the other information in that Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, this Quarterly Report on Form 10-Q and the Registration Statement, before making an investment in our company. If any of the risks described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 actually occur, our business, results of operations or financial condition may be adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sale of Unregistered Securities
None.

b)	Use of Proceeds from Initial Public Offering of Common Stock
None.

c)	Repurchases of Common Stock
During the three months ended September 29, 2014, the Company repurchased the following shares:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2014	11,053	(1)	$9.35	—
August 1 to August 31, 2014	9,805	(2)	5.24
Total	20,858		$7.42	—	N/A
(1) The Company repurchased vested restricted shares from a former employee whose employment with the Company had terminated. The vested shares were repurchased by the Company at the closing price of the Company's shares on a predetermined date.
(2) The Company repurchased unvested restricted shares from a former employee whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid for the unvested shares.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.        Exhibits.

INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE
10.1*	Credit agreement, dated as of August 28, 2014 among PMI Holdings, Inc., General Electric Capital Corporation and the other financial institutions party thereto.
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

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Mark Hutchens
	Name:	Mark Hutchens
	Title:	Chief Financial Officer

Date: November 13, 2014

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE
10.1*	Credit agreement, dated as of August 28, 2014 among PMI Holdings, Inc., General Electric Capital Corporation and the other financial institutions party thereto.
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