Form 10-K
period 2014-12-29
Papa Murphy's Holdings, Inc.
filed 2015-03-18
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-K
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 29, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36432
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
Papa Murphy’s Holdings, Inc.
(Exact name of registrant as specified in its charter)
––––––––––––––––––––––––––––––––––––––––––––––––––––––––

Delaware	27-2349094
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8000 NE Parkway Drive, Suite 350, Vancouver, WA	98662
(Address of principal executive offices)	(Zip Code)
(360) 260-7272
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	NASDAQ Global Select Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
NONE
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X].
At June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock of the Registrant held by non-affiliates was $88,177,702 based on the last sales price of the Registrant’s common stock as reported by the NASDAQ Global Select Market on that day.
At March 1, 2015, there were 16,944,308 shares of the Registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 29, 2014.

PART I
ITEM 1. Business

General
Papa Murphy’s Holdings, Inc. is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States. We were founded in 1981 and have grown our footprint to a total of 1,461 system-wide stores as of December 29, 2014.
We have defined three reportable segments for the Company: Domestic Company Stores, Domestic Franchise and International. Financial information about segment operations appears in Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data in Note 21—Segment Information of the accompanying Notes to Consolidated Financial Statements.
We are a Delaware corporation that was organized and acquired a majority of the capital stock of PMI Holdings, Inc., our predecessor, in 2010. In May 2014, we completed our initial public offering (the “IPO”) and now our common stock trades on the NASDAQ Global Select Market under the “FRSH” ticker symbol. Papa Murphy’s Holdings, Inc. and its subsidiaries are sometimes referred to as the “Company”, “Papa Murphy’s” or in the first person as “we”, “us”, and “our” in this report.
We make available, free of charge, these filings on our corporate website located at www.papamurphys.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, any amendments to such reports, and our annual proxy statement. Information contained on our corporate website located at www.papamurphys.com is not part of this annual report on Form 10-K.
On August 18, 2014, Papa Murphy’s Company Stores, Inc., a wholly-owned subsidiary of the Company, completed the purchase of certain assets used in the operation of nine Papa Murphy's stores in the Minneapolis, Minnesota area from Drake Enterprises, the previous operator of the nine Papa Murphy's stores. The total purchase price was $3.5 million and was funded through cash and the issuance of a $2.9 million note payable to the seller.

Our Concept
The Papa Murphy’s experience is different from traditional pizza restaurants. Our customers:

•	CREATE their fresh, customized pizza with high-quality ingredients in our stores or online;

•	TAKE their fresh pizza home; and

•	BAKE their pizza fresh in their ovens, at their convenience, for a home-cooked meal served hot.
We believe our concept has broad appeal to all consumers. However, we actively target mothers and families looking to solve the “dinnertime dilemma” of providing their family with a high-quality, home-cooked meal, without investing significant time or money. We believe this core target customer is more loyal, seeks a higher-quality pizza and values the focus on freshness and quality that differentiates the Papa Murphy’s pizza-making process:

•	We make our dough fresh in each store daily, starting with flour, water and yeast;

•	We grate our cheese daily from blocks of 100% whole-milk mozzarella cheese;

•	We slice fresh, never-frozen vegetables by hand;

•	We feature specialty, premium ingredients;

•	We use only high-quality meats with no added fillers; and

•	We use no trans-fats.
Our store model is also different from many other restaurant models. Because our stores do not have pizza ovens, venting hoods, freezers or dining areas and average just 1,400 square feet in size, they require a lower capital investment than traditional pizza, limited service or fast casual restaurants. We also have lower operating costs because our stores do not require the hiring of delivery drivers or wait staff. Our stores are designed to highlight our high-quality ingredients, to reinforce the key attributes of our brand and to maximize the customer’s interaction with our friendly team members.

Our stores feature a food-forward, easy-to-use makeline that facilitates interactive ordering, where store crew members create pizzas in front of the customer. Our pizzas are made fresh to order and our customers can follow their pizza as it is made right in front of them.
Our menu offers customers a variety of original, thin and stuffed crust pizzas as well as the ability to create a customized pizza from a broad selection of crust, sauce and topping combinations. We offer the following options:

▪	Signature pizzas: include classic combinations and some unique twists;

▪	Gourmet Delite pizzas: gourmet combination offerings with 25% less fat and 35% fewer calories than our Signature pizzas;

▪	Stuffed pizzas: two-layer, four-pound pizzas with meats and vegetables stuffed in two layers of dough;

▪	Fresh Pan pizza: features signature recipes with a fresh, thicker, buttery crust;

▪	“C.Y.O.” or Create Your Own pizzas: customer selection of crust, sauce and any combination of our cheese, meat and vegetable toppings; and

▪	FAVES: consists of three simple pizza classics offered at attractive value price points.
We were founded on the following core values—Great Quality, Great Value, Great Customer Service—and we strive to deliver on these values every day.

▪
Great Quality. We have continually focused on quality over the past 34 years and we believe customers can taste the difference. Unlike some of our competitors, we do not use pre-shredded, pre-packaged or frozen cheese and our dough is made from scratch daily, never frozen.

▪
Great Value. We offer a high-quality pizza at a value price point with one of the lowest average checks per person among national pizza chains. Additionally, the Take ‘N’ Bake experience eliminates delivery fees and tipping.

▪
Great Customer Service. We train our store crews to greet each customer, to promote the latest new product offers or promotions and to assist each customer in choosing the combination of fresh made pizzas or side items that complete their meal.

Loyal Customer Base
We have developed a loyal and diverse customer base. We believe our leading consumer ratings and success across a national footprint can be attributed to the broad appeal of our Take ‘N’ Bake concept. Our Take ‘N’ Bake business model resonates with families and single adults and attracts both female and male customers across all ages, demographics and income levels. Finally, we believe our model encourages a stronger emotional connection with our core target of families. The active role of ordering and watching the pizza being built gives customers a feeling of ownership: instead of “a pizza,” it becomes “my pizza.”
Efficient Operating Model Generates Attractive Store-Level Economics
Our Take ‘N’ Bake model offers franchise owners operating advantages that differentiate us from other restaurant concepts. Our domestic stores:

•	do not require ovens, freezers or other expensive cooking equipment because our customers bake their customized pizzas at home;

•	focus on creating fresh pizzas for our customers for carry out only (Take 'N' Bake), thereby reducing operational complexity for franchise owners and their employees;

•	maintain shorter opening hours (typically 11:00 a.m. to 9:00 p.m.) that are attractive to franchise owners and their employees

•	require fewer employees on duty during each shift as compared to most other restaurant concepts, resulting in lower labor costs; and

•
do not require dining areas, thereby resulting in lower occupancy and operating costs. Our simple, low cost operations create the opportunity for higher margins and attractive returns for franchise owners.

Our Strategy
Our growth strategy has three key components: (i) new store development; (ii) increase comparable store sales; and (iii) improve profitability by leveraging our infrastructure. We believe that the successful implementation of these three components will support our growth and profitability.
New Store Development
We believe there are significant development opportunities remaining in the United States and select international markets. We currently estimate our total store potential in the United States alone is approximately 4,500 stores, including about 2,500 new stores in our existing markets. Historically, stores tend to generate higher average unit volumes as markets become more penetrated. As such, we intend to continue developing our core markets in the West and Midwest while focusing the majority of our near-term expansion efforts in our existing but less-penetrated markets in the South and East. When we expand our footprint into new markets, we plan to leverage our brand awareness and infrastructure to enhance new store performance while rapidly increasing store density.
The majority of our expansion comes from new franchised store openings. We believe our unit growth potential, attractive store-level economics and simplicity of store operations will continue to attract new franchise owners and encourage existing franchise owners to expand their current footprint. We plan to strategically expand our Company-owned store base in select markets through both acquisition of franchised stores and new store construction, striving to optimize the efficiency of our overhead costs. We target a Company-owned store base of approximately 10% of total system stores.
Additionally, we are in the early stages of international expansion, which we believe represents a long-term growth opportunity. We currently have master franchise agreements in Canada and the six Gulf Cooperation Council states in the Middle East.
Increase Comparable Store Sales
We intend to increase comparable store sales by doing the following:

▪
Attract New Customers. We continue to invest in our brand by educating the marketplace on the benefits of Take ‘N’ Bake pizza, growing customer awareness and building customer loyalty. As we further penetrate existing markets, we are able to use increased marketing funds to expand our brand recognition through a combination of traditional print, broadcast and digital marketing.

•
New product development is one tool we use to attract new customers. In 2014, as part of our Focus 5 strategy, we successfully rolled out our Fresh Pan pizzas in the first quarter and our Gourmet Delite pizzas in the fourth quarter.

•
Our Focus 5 strategy is designed to broaden our customer appeal by offering a variety of fresh, high-quality products at price points ranging from our FAVES, generally marketed for $5, to our Stuffed pizzas, generally marketed for about $15, with a variety of options in between.

▪	Increase Customer Frequency. We strive to convert first-time users into repeat customers and provide loyal customers with reasons to use our brand more frequently.

•
Our Take ‘N’ Bake concept allows our employees to focus on providing personal service to every customer rather than rushing customer interactions or prioritizing delivery orders. We believe that providing a quality product with a fast and friendly in-store experience increases customer frequency.

•	We utilize limited time offers, holiday or seasonal promotions to increase frequency and trial.

▪
Increase Transaction Size. We utilize several strategies to increase transaction sizes such as training our store crews on upsell strategies, new add-on product options and, increasingly, online ordering:

•
Our store crews are trained in upsell strategies to drive incremental revenue per transaction. We also present in-store messaging of “meal deals” where a customer can purchase a pizza with side items and a beverage for a bundled discount.

•
We continue to roll out our online ordering platform which was in 442 stores as of February 6, 2015, providing an additional convenience to our customers. Early evidence demonstrates that orders placed through our online ordering channel deliver an increased average transaction size of 30% or more when compared to other ordering channels.

•
We leverage our new product innovation capabilities to drive higher revenue per transaction. For example, our recently introduced Fresh Pan pizzas, Gourmet Delite pizzas and premium toppings are marketed at premium price points. We also leverage our supplier networks to help us develop and expand add-on product options.

Improve Profitability by Leveraging Our Infrastructure
With 1,433 stores across the United States and 557 domestic franchise owners as of December 29, 2014, we have an established infrastructure to support future growth. Our teams located across the country provide support to our franchise owners in operations, store technology, marketing and new store development. Therefore, as we continue to grow our store base and increase sales, we expect our general and administrative expenses to increase at a lower rate than our revenues and we will realize certain benefits from economies of scale.

Our Industry and Competition
With system-wide sales of $850 million in fiscal year 2014, we are the fifth largest pizza chain in the United States as measured by system-wide sales and total number of stores. Mintel estimates that the pizza restaurant market grew from $32 billion in 2007 to $38 billion in 2012 and will grow to $44 billion in 2017. We believe the pizza restaurant market is an attractive category due to its size and growth, as well as its fragmented competitive landscape. The top five pizza chains accounted for approximately 45.2% of pizza restaurant sales in 2014 compared to 40.8% in 2012.
We generally compete on the basis of product quality, variety, price, location, image, and service with regional and local pizza restaurants as well as national chains such as Pizza Hut®, Domino’s Pizza®, Papa John’s®, and Little Caesars Pizza®. On a broader scale, we compete with other limited service restaurants (“LSRs”) and the overall food service industry in general. The food service industry, particularly LSRs, are competitive with respect to product quality, price, location, service and convenience. Many of our competitors have been in existence for longer periods of time and have developed stronger brand awareness than we have in markets in which we compete. Our competition in these markets is not only for customers, but also for employees, management personnel, franchisees and real estate sites suitable for our stores.

Suppliers and Distribution
We enter into national supply or pricing agreements with certain key third-party suppliers. We negotiate pricing for our franchised and Company-owned stores with national pricing agreements covering a term of three months to one year. We do not realize any profits from the sale of these supplies to franchise owners.
We rely on multiple third party distributors as our primary distributor of cheese, refrigerated items, meat, canned and dry goods, paper and disposables and janitorial supplies. Pursuant to our distribution service agreements, we have the right to designate the brands and products supplied. Supplies are delivered to each store one to two times each week.
For our beverage products, we rely on Pepsi-Cola Advertising and Marketing, Inc. (“Pepsi”) as our primary provider of packaged beverage products. We have maintained a national distribution relationship with Pepsi since 2004.

Intellectual Property and Trademarks
We regard the Papa Murphy’s brand name and associated trademarks as valuable assets. We have a portfolio of 30 trademarks registered and several pending trademark registrations with the United States Patent and Trademark Office. We have also secured trademark registrations for our brand name in Canada, China, Mexico, New Zealand, Norway, Australia, and within the Community Trade Mark (CTM) system, which offers a unified system of protection throughout the European Union, and have applied for trademark registrations in several Middle Eastern countries. All of the marks owned by us cover store-related services and/or food products.

Management Information/Technology Systems
Our point-of-sale system (“POS system”) has been customized specifically for Papa Murphy's stores, and we use this integrated restaurant level technology for inventory, labor management and cash handling, allowing us to track point-of-sales data and evaluate the efficiency of our stores. Through our POS system we are able to collect, store, utilize and disseminate data and information collected by each store to generate reports and evaluate sales performance. Sales from our stores are collected and analyzed on a weekly basis. In addition, we collect and analyze store-level profit and loss statements quarterly.
Credit card information is only collected at the store level within either the POS system itself or by swipe on a non-POS system countertop payment device. Only the POS system stores any credit card information and this information sits behind a store-level firewall, is encrypted while at rest and expunged from the store POS systems each night. The POS systems are on a segmented network, regularly patched with critical security updates and protected by industry leading anti-virus and whitelisting software. No credit card information is aggregated or stored by the Company at the corporate level or across multiple stores. The Company works to ensure that all stores accepting credit cards meet the security standards required by the credit card companies and our single payment processor.

Franchising Overview
Our store base was 93.8% franchised as of December 29, 2014 with our franchise owners operating a total of 1,370 Papa Murphy’s stores in 38 states, Canada and the Middle East. Through our franchise support, development infrastructure and screening process, we have successfully built a base of 557 franchise owners with an average store ownership of approximately 1-2 stores per franchise owner. A majority of our franchise owners owned one store, while approximately 75% owned one or two stores. We believe this highly diversified owner base demonstrates the viability of our store concept across numerous types of owners and operators, and provides an attractive base of owners with capacity to grow with our brand. We believe the relationships we have with our franchise system provide a solid platform for growth.
We are dedicated to providing the tools our franchise owners need to succeed before, during and after a store opening, including assistance with site selection and development, training, operations and marketing support. We set forth qualification criteria and provide training programs for franchise owners to ensure that every Papa Murphy’s store meets the same quality and customer service standards to preserve the consistency and reliability of the Papa Murphy’s brand.
Our franchised business model also offers us strategic and financial benefits. It enables us to focus our Company resources on menu innovation, marketing, franchise owner training and operations support to drive the overall success of our brand. Our franchised business model also allows us to grow our store base and brand awareness with limited corporate capital investment. Further, our predominantly franchised business model minimizes our direct exposure to changes in commodity and other operating costs. As a result, our business model is designed to provide us with high operating margins and cash flows while requiring low capital expenditures and working capital.

Employees
As of March 16, 2015, we had 1,718 employees, including 260 salaried employees and 1,458 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement and we consider our current employee relations to be good.

Seasonality
Seasonal factors and the timing of holidays cause our revenues to fluctuate from quarter to quarter. We typically follow family eating patterns at home, with our strongest sales levels occurring in the months of September through May and our lowest sales levels occurring in the months of June, July and August. Therefore, our revenues per store are typically higher in the first and fourth quarters and lower in the second and third quarters. Additionally, our new store openings have historically been most heavily concentrated in the fourth quarter and we anticipate that new store openings will continue to be weighted towards the third and fourth quarters. As a result of these factors, our quarterly and annual results of operations and comparable store sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable store sales for any particular future period may decrease and materially and adversely affect our business, financial condition or results of operations.

Government Regulation
We, along with our franchise owners, are subject to various federal, state, local and foreign laws affecting the operation of our respective businesses. Each store is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the store operates. In order to maintain our stores, we may be required to expend funds to meet certain federal, state, local and foreign regulations, including regulations that require remodeled stores to be accessible to persons with disabilities. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new store. Our domestic store operations are subject to various federal and state laws governing such matters as minimum wage requirements, benefits, working conditions, citizenship requirements and overtime. We are also subject to federal and state environmental regulations.
We are subject to Federal Trade Commission (“FTC”) rules and to various state and foreign laws that govern the offer and sale of franchises. The FTC requires us to furnish to prospective franchise owners a franchise disclosure document containing prescribed information. Some states and foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. These laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could materially and adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors
You should carefully consider the following risks, as well as the other information in this Annual Report on Form 10-K, in evaluating our business. If any of the following risks actually occurs, our business, results of operations or financial condition may be adversely affected.

Risks Relating to Our Business and Industry
The limited service restaurant pizza category and restaurant sector overall are highly competitive and such competition could adversely affect our business, financial condition and results of operations.
The restaurant industry in general, and the limited service restaurant pizza category in particular, are highly competitive with respect to price, value, food quality, ambience, convenience, concept, service and location. A substantial number of restaurant operations compete with us for customer traffic. We compete against other major national limited service restaurant pizza chains and regional and local businesses, including other chains offering pizza products. We also compete on a broader scale with other international, national, regional and local limited-service restaurants. In addition, we face increasing competition from pizza product offerings available at grocery stores and convenience stores, which offer pre-made ready-to-bake frozen and carry-out pizzas. Many of our competitors have significantly greater financial, marketing, personnel and other resources as well as greater brand recognition than we do and may have lower operating costs, more restaurants, better locations and more effective marketing than we do. Many of our competitors are well established in markets in which we and our franchise owners operate stores or intend to locate new stores. In addition, many of our competitors emphasize lower-cost value options or meal packages or have loyalty programs, which provide discounts on certain menu offerings, and they may continue to do so in the future.
We also compete for employees, suitable real estate sites and qualified franchise owners. If we are unable to compete successfully and maintain or enhance our competitive position, or if customers have a poor experience at a Papa Murphy’s store, whether Company-owned or franchise-owned, we could experience decreased customer traffic, downward pressure on prices, lower demand for our products, reduced margins, diminished ability to take advantage of new business opportunities and the loss of market share, all of which could have a material and adverse effect on our business, financial condition and results of operations.
The food service market is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.
Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as more healthy, our business, financial condition and results of operations would be materially and adversely affected. In addition, if consumers no longer seek pizza that they can bake at home in favor of pizza that is already baked and/or delivered, our business, financial condition and results of operations would be materially and adversely affected. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza in general, and take and bake pizza in particular, should decrease, our business would be adversely affected more than if we had a more diversified menu, as many other food service businesses do.
Our business and results of operations depend significantly upon the success of our and our franchise owners’ existing and new stores.
Our business and results of operations are significantly dependent upon the success of our franchised and Company-owned stores. We and our franchise owners may be adversely affected by:

▪
declining economic conditions, including downturns in the housing market, increases in unemployment rates, reductions in consumer disposable income, adverse credit market conditions, increases in fuel prices, drops in consumer confidence and other events or factors that adversely affect consumer spending in the markets that we serve;

▪	increased competition in the restaurant industry, particularly in the pizza, casual and fast-casual dining segments;

▪	changes in consumer tastes and preferences;

▪	demographic trends;

▪	customers’ budgeting constraints;

▪	customers’ willingness to accept menu price increases that we may make to offset increases in key input and operating costs;

▪	adverse weather conditions;

▪	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambiance and service; and

▪	customers’ experiences in our stores.
Our Company-owned stores and our franchise owners are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

▪	food costs, particularly for mozzarella cheese and other raw materials, many of which we do not or cannot effectively hedge;

▪	labor costs, including wages, which are effected by minimum wage requirements, workers’ compensation, health care and other benefits expenses;

▪	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing stores;

▪	compliance costs as a result of changes in legal, regulatory or industry standards;

▪	energy, water and other utility costs;

▪	insurance costs;

▪	information technology and other logistics costs; and

▪	litigation expenses.
If we fail to open new domestic and international franchise and Company-owned stores on a timely basis, our ability to increase our revenues could be materially and adversely affected.
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

▪	competition with other restaurants and retail concepts for potential store sites

▪	anticipated commercial, residential and infrastructure development near new or potential stores;

▪	ability to negotiate acceptable lease arrangements;

▪	availability of financing and ability to negotiate acceptable financing terms;

▪	recruiting, hiring and training of qualified personnel;

▪	construction and development cost management;

▪	completing our construction activities on a timely basis;

▪	obtaining all necessary governmental licenses, permits and approvals and complying with local, state and federal laws and regulations to open, construct or remodel and operate our stores;

▪	unforeseen engineering or environmental problems with the leased premises;

▪	adverse weather during the construction period of new stores; and

▪	other unanticipated increases in costs or delays.
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
Our progress in opening new stores from quarter to quarter may occur at an uneven rate. If we do not open new stores in the future according to our current plans, the delay could materially and adversely affect our business, financial condition or results of operations.
If we fail to identify, recruit and contract with a sufficient number of qualified franchise owners, our ability to open new franchise stores and increase our revenues could be materially and adversely affected.
The opening of additional franchise stores depends, in part, upon the availability of prospective franchise owners who meet our criteria. Because most of our franchise owners open and operate one or two stores, our growth strategy requires us to identify, recruit and contract with a significant number of new franchise owners each year. We may not be able to identify, recruit or contract with suitable franchise owners in our target markets on a timely basis or at all. In addition, our franchise owners may not have access to the financial or management resources that they need to open the stores contemplated by their agreements with us, or they may elect to cease store development for other reasons. If we are unable to recruit suitable franchise owners or if franchise owners are unable or unwilling to open new stores as planned, our growth may be slower than anticipated, which could materially and adversely affect our ability to increase our revenues and materially and adversely affect our business, financial condition and results of operations.
The planned rapid increase in the number of our stores may make our future results unpredictable and, if we fail to manage such growth effectively, our business, financial condition and results of operations may be materially and adversely affected.
Our growth strategy and investment associated with the development of each new store may cause our results to fluctuate and be unpredictable or materially and adversely affect our results of operations. In addition, our franchise owners and our ability to successfully develop new stores in new markets may be adversely affected by a lack of awareness or acceptance of our brand and the take and bake concept as well as by a lack of existing marketing efforts and operational execution in these new markets. Stores in new markets may also face challenges related to being new to a market and having less marketing funds than competitors, which may be due in part to lower store density than competitors. To the extent that we are unable to foster name recognition and affinity for our brand and concept in new markets and implement effective advertising and promotional programs, our and our franchise owners’ new stores may not perform as expected and our growth may be significantly delayed or impaired. Moreover, as has happened when other store concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. New stores may also have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate sales history and brand familiarity. Newly opened stores, including newly opened stores in new markets, may not be successful and our system-wide average store sales may not increase at historical rates, which could materially and adversely affect our business, financial condition or results of operations.
Our existing store management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We believe our culture—from the store level up through management—is an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. We may not respond quickly enough to the changing demands that our expansion will impose on our management, store teams, existing infrastructure and culture, which could materially and adversely affect our business, financial condition or results of operations.
New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 ("PPACA"), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These inconsistencies could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our products and materially and adversely affect our business, financial condition and results of operations.
Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. We cannot predict the impact of the new nutrition labeling requirements under the PPACA until final regulations are implemented. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.
Our results of operations and growth strategy depend in significant part on the success of our franchise owners, and we are subject to a variety of additional risks associated with our franchise owners, including litigation that has been brought against us by certain franchise owners.
A substantial portion of our revenues comes from royalties generated by our franchise stores. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. Accordingly, we are reliant on the performance of our franchise owners in successfully opening and operating their stores and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchise owners, may harm the goodwill associated with our brands, and may materially and adversely affect our business and results of operations.

•
Franchise owner independence. Franchise owners are independent operators, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchise owners, we cannot be certain that our franchise owners will have the business acumen or financial resources necessary to operate successful franchises in their locations and state franchise laws may limit our ability to terminate or modify these franchise agreements. Moreover, despite our training, support and monitoring, franchise owners may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and adequately train qualified managers and other store personnel. The failure of our franchise owners to operate their franchises successfully and actions taken by their employees could each have a material and adverse effect on our reputation, brand, ability to attract prospective franchise owners, business, financial condition or results of operations.

•
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

In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise agreement, we or the franchise owner may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchise owner will receive a successive franchise agreement for an additional term. Such option, however, is contingent on the franchise owner’s execution of the then-current form of franchise agreement (which may include increased royalty payments, advertising fees and other costs), the satisfaction of certain conditions (including modernization of the restaurant and related operations) and the payment of a renewal fee. If a franchise owner is unable or unwilling to satisfy any of the foregoing conditions, we may elect not to renew the expiring franchise agreement, in which event the franchise agreement will terminate upon expiration of the term.

•
Franchise owner insurance. The franchise agreements require each franchise owner to maintain certain insurance types and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and any policy payments made to franchise owners may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a franchise owner’s ability to satisfy obligations under the franchise agreement, including the ability to make royalty payments. Further, the franchise owner may fail to obtain or maintain the required insurance types and levels, and we may not be aware of that failure until a loss is incurred.

•
Product liability exposure. We require franchise owners to maintain general liability insurance coverage to protect against the risk of product liability and other risks and demand strict franchise owner compliance with health and safety regulations. However, franchise owners may receive or produce defective food or beverage products, which may materially and adversely affect our brand’s goodwill and our business. Further, a franchise owner’s failure to comply with health and safety regulations, including requirements relating to food quality or preparation, could subject the franchise owner, and possibly us, to litigation. Any litigation, including the imposition of fines or damage awards, could adversely affect the ability of a franchise owner to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.

•
Franchise owners’ participation in our strategy. Our franchise owners are an integral part of our business. We may be unable to successfully implement our growth strategy if our franchise owners do not actively participate in such implementation. From time to time, franchise owners, individually or through the Papa Murphy’s Franchise Association (the “PMFA”), which is an independent association of franchise owners, have disagreed with or resisted elements of our strategy, including new product initiatives and investments in their stores such as remodeling and implementing the POS system. Franchise owners may also fail to participate in our marketing initiatives, which could materially and adversely affect their sales trends, average weekly sales (“AWS”) and results of operations. In addition, the failure of our franchise owners to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success. It also may be difficult for us to monitor our international franchise owners’ implementation of our growth strategy due to our lack of personnel in the markets served by such franchise owners.

•
Franchise owner litigation and conflicts with franchise owners. Franchise owners are subject to a variety of litigation risks, including customer claims, personal-injury claims, environmental claims, employee allegations of improper termination and discrimination, intellectual property claims and claims related to violations of the ADA, religious freedom, the FLSA, the Employee Retirement Income Security Act of 1974, as amended, and advertising laws. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce entries into new franchise agreements. We also may be named in lawsuits against our franchise owners. In addition, the nature of the franchisor-franchise owner relationship may give rise to conflict. For example, the PMFA has expressed a number of concerns and disagreements that the franchise owners it represents has or has had with our Company, including concern over a lack of franchise owner involvement in strategic decision-making, inadequate assistance in increasing and difficulty maintaining franchise store profitability in a higher cost environment, disagreement with marketing initiatives and product launches, and dissatisfaction with costs associated with the new store remodel program and with the implementation of a new POS system. Our senior management team has engaged with franchise owner leadership to address these concerns and resolve specific issues raised by the franchise owners. Such engagement may not result in a satisfactory resolution of the issues, which, in turn, could materially and adversely affect our ability to grow our franchise system and maintain relationships with our franchise owners, damage our reputation and our brand, and materially and adversely affect our results of operations.

We currently are subject to litigation with a group of our franchise owners as described in Item 3. Legal Proceedings and may become subject to additional litigation with franchise owners in the future. Engaging in such litigation may be costly, time-consuming and distracting to management and also may materially and adversely affect our relationships with potential franchise owners and our ability to attract new franchise owners. In addition to these and other claims that may be brought against us by franchise owners, we also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Such litigation may be time consuming and costly. Any negative outcome of these or any other claims could materially and adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and our brand.

•
Americans with Disabilities Act. Restaurants located in the United States must comply with Title III of the ADA. Although we believe newer restaurants meet the ADA construction standards and, further, that franchise owners have historically been diligent in the remodeling of older restaurants, a finding of noncompliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of a franchise owner to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.

•
Access to credit. Our franchise owners typically finance new operations and new store openings with loans or other forms of credit. If our franchise owners are unable to access credit or obtain sufficient credit, if interest rates on loans that our franchise owners use to finance operations of current stores or to open new stores increase or if franchise owners are unable to service their debt, our franchise owners may have difficulty operating their stores or opening new stores, which could materially and adversely affect our results of operations as well as our ability to expand our franchise system.

•
Franchise owner bankruptcy. The bankruptcy of a multi-unit franchise owner could negatively impact our ability to collect payments due under such franchise owner’s franchise agreement. In a franchise owner bankruptcy, the bankruptcy trustee may reject its franchise agreements pursuant to Section 365 under the United States bankruptcy code, in which case there would be no further royalty payments from such franchise owner. There is no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchise owner in connection with a damage claim resulting from such rejection.
Opening new stores in existing markets may negatively affect sales at existing stores.
We intend to continue opening new franchise stores in our existing markets as a core part of our growth strategy. Expansion in existing markets may be affected by local economic and market conditions. Further, the customer target area of our stores varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new store in or near markets in which stores already exist could adversely affect the sales of these existing stores. We and our franchise owners may selectively open new stores in and around areas of existing stores. Competition for sales between our stores may become significant in the future as we continue to expand our operations and could affect sales growth, which could, in turn, materially and adversely affect our business, financial condition or results of operations.
New stores may not be profitable and the increases in AWS and comparable store sales that we have experienced in the past may not be indicative of future results.
New stores may not be profitable and their sales performance may not follow historical patterns. In addition, our AWS and comparable store sales may not increase at the rates achieved over the past several years. AWS for new domestic stores can be influenced by a number of factors, including the mix of new stores opening in core, developing, and new markets or in high-AWS and low-AWS markets. Other factors that may impact AWS, comparable store sales, and performance of new stores are the level of media efficiency, pricing structure, the competitive activity in any market, our overall marketing plans, the timing of new store openings, and franchise owner experience and ability. In addition, our store grand opening plan focuses less on driving opening day sales as it does delivering a more sustainable sales level and extending sales momentum well into the first full fiscal year of operations. Although this plan may allow for steadier and more sustainable growth, it may also result in lower AWS in earlier periods. Profits and sales performance for new stores in newer, less-penetrated markets may further be adversely affected by a lack of awareness or acceptance of our brand and concept as well as by a lack of existing marketing efforts and operational execution in these markets.
If new stores do not perform as planned, or if we or our franchise owners are unable to achieve our expected AWS for the new stores, our business, financial condition or results of operations could be materially and adversely affected.
Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchise stores.
We currently have franchise stores in Canada and the United Arab Emirates and plan to continue to grow internationally. Our international operations are in early stages and historically have not been profitable and have achieved lower margins than our domestic stores. We expect this financial performance to continue in the near-term. Expansion in international markets may also be affected by local economic and market conditions. Therefore, as we expand internationally, our franchise owners may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither our franchise owners nor we have control, may include:

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
We enter into ADAs with certain domestic franchise owners that plan to open multiple Papa Murphy’s stores in a designated market area and we have entered into master franchise agreements with third-parties to develop and operate stores in Canada and in the Middle East. These franchise owners are granted certain rights with respect to specified territories, and at their discretion, these franchise owners may open more stores than specified in their agreements. The termination of ADAs or other arrangements with a master franchise owner or a lack of expansion by these franchise owners could result in the delay of the development of franchised restaurants or discontinuation or an interruption in the operation of our brands in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption would result in a delay in, or loss of, royalty income to us by way reduced sales and could materially and adversely affect our business, financial condition or results of operations.
We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases for stores that we operate.
We do not own any of the real property where our Company-owned stores operate. Payments under our operating leases account for a portion of our operating expenses, and we expect to lease the real property where any of the new Company-owned stores we may open in the future will operate. Our leases generally have an initial term of five years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are net leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close stores in desirable locations. These potential increased occupancy costs and closed stores could materially and adversely affect our business, financial condition or results of operations.
The impact of negative economic factors, including the availability of credit, on our and our franchise owners’ landlords could negatively affect our results of operations.
Negative effects on our and our franchise owners’ existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our or our franchise owners’ landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction funding to us or satisfy other lease covenants. In addition, if our franchise owners or our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail locations. The development of new stores may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel development projects (as well as renovations of existing projects) if there is instability in the credit markets or declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for our new stores. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.
Damage to our reputation and the Papa Murphy’s brand and negative publicity relating to our stores, including our franchise stores, could reduce sales at some or all of our other stores and could negatively impact our business, financial condition and results of operations.
Our success is dependent in part upon our ability to maintain and enhance the value of the Papa Murphy’s brand, consumers’ connection to our brand and positive relationships with our franchise owners. We may, from time to time, be faced with negative publicity relating to food quality, store facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee and franchise owner relationships, franchise owner litigation or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The risks associated with such negative publicity cannot be completely eliminated or mitigated and may materially and adversely affect our business, financial condition and results of operations and result in damage to our brand. For multi-location food service businesses such as ours, the negative impact of adverse publicity relating to one store or a limited number of stores may extend far beyond the stores or franchise owners involved to affect some or all of our other stores. The risk of negative publicity is particularly great with respect to our franchise stores because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations.

The use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals to access a broad audience of consumers and other interested persons has increased markedly. Consumers value readily available information concerning goods and services that they purchase and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable Company assets. In general, the dissemination of information online could materially and adversely affect our business, financial condition and results of operations, regardless of the information’s accuracy.
Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchise owner support of such advertising and marketing campaigns.
We believe the Papa Murphy’s brand is critical to our business. We expend resources in our marketing efforts using a variety of media, including social media. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. Additionally, some of our competitors have greater financial resources than we do, which enables them to spend significantly more on marketing and advertising than us. Should our competitors increase spending on marketing and advertising, or should our advertising and promotions be less effective than our competitors, our business, financial condition and results of operations could be materially and adversely affected.
The support of our franchise owners is critical for the success of our advertising and the marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchise owners. Our franchise owners are required to spend approximately five percent of net sales directly on local advertising or contribute to a local fund managed by franchise owners in certain market areas to fund the purchase of advertising media. Our franchise owners are also required to contribute two percent of their net sales to a national fund to support the development of new products, brand development and national marketing programs. In addition, we, our franchise owners and other third-parties may contribute additional advertising funds, and have done so at various times. Although we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchise owners if the implementation of these initiatives is to be successful. Additional advertising funds are not contractually required, and we, our franchise owners and other third-parties may choose to discontinue contributing additional funds in the future. Any significant decreases in our advertising and marketing funds or financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business, financial condition and results of operations.
Our sales and profits could be adversely affected if comparable store sales are less than we expect.
The level of comparable store sales, which represent the change in year-over-year sales for stores open for at least 53 weeks, excluding the week the store opened, will affect our sales growth and will continue to be a critical factor affecting our profits because the profit margin on comparable store sales is generally higher than the profit margin on new store sales. Our franchise owners’ and our ability to increase comparable store sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable store sales growth or that the change in comparable store sales could be negative, which may cause a decrease in sales and our profits that would materially and adversely affect our business, financial condition or results of operations.
We experience the effects of seasonality.
Seasonal factors and the timing of holidays cause our revenues to fluctuate from quarter to quarter. We typically follow family eating patterns at home, with our strongest sales levels occurring in the months of September through May, and our lowest sales levels occurring in the months of June, July and August. Therefore, our revenues per store are typically higher in the first and fourth quarters and lower in the second and third quarters. Additionally, our new store openings have historically been concentrated in the fourth and first quarters because new franchise owners may seek to benefit from historically stronger sales levels occurring in these periods. We believe that new store openings will continue to be weighted towards the fourth quarter. As a result of these factors, our quarterly and annual results of operations and comparable store sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable store sales for any particular future period may decrease and materially and adversely affect our business, financial condition or results of operations.

Changes in economic conditions, including effects from recession, adverse weather and other unforeseen conditions, could materially and adversely affect our business, financial condition and results of operations.
The restaurant industry depends on consumer discretionary spending. Economic conditions may remain volatile and may depress consumer confidence and discretionary spending in the near term. If the economy fails to fully recover for a prolonged period of time or worsens and if our customers have less discretionary income or reduce the amount they spend on quick service meals, customer traffic could be adversely impacted. We believe that if negative economic conditions persist for a long period of time or become pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. In addition, given our geographic concentrations in the West and Midwest, economic conditions in these particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially and adversely affect our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our stores, and, in more severe cases, cause temporary store closures, sometimes for prolonged periods. If store sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential store closures could result from prolonged negative store sales. There is no assurance that the macroeconomic environment or the regional economics in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.
Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our stores, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. In addition, we do not assure you that our franchise locations will maintain the high levels of internal controls and training we require at our Company-owned stores. Furthermore, our franchise owners and we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single store. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our stores or markets or related to types of food products we sell, if highly publicized on national media outlets or through social media, could negatively affect our store sales nationwide. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our stores. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material and adverse effect on their operations. The occurrence of a similar incident at one or more of our stores, or negative publicity or public speculation about an incident, could materially and adversely affect our business, financial condition or results of operations.
Changes in food availability and costs could adversely affect our results of operations.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs, particularly the costs of mozzarella cheese and flour. We are party to national supply agreements for core ingredients with certain key third-party suppliers, including Saputo Cheese Inc. and Davisco Foods, for cheese; Pizza Blends, Inc., for flour and dough mix; Neil Jones Foods Company, for tomatoes used in sauce; and several suppliers for meat, pursuant to which we lock in pricing for our franchise owners and Company-owned stores. We rely on Sysco Corporation as the primary distributor of food and other products to our franchise owners and Company-owned stores. Our pricing arrangements with national suppliers typically have terms from three months to a year, after which the pricing may be renegotiated. Each store purchases food supplies directly from these suppliers and produce locally through a produce buying group.
The type, variety, quality, availability and price of produce, meat and cheese are volatile and are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our and our franchise owners’ food costs or cause a disruption in our supply. For example, cheese pricing is higher in the summer months due to a drop off in milk production in higher temperatures. Our food distributors and suppliers also may be affected by higher costs to produce and transport commodities used in our stores, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future. As a result, any increase in the prices charged by suppliers would increase the food costs for our Company-owned stores and for our franchise owners and could adversely impact their profitability. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers, and any price increases that are passed along to consumers may materially and adversely affect store sales which would lower revenues generated from Company-owned stores and franchise owner royalties. These potential changes in food and supply costs and availability could materially and adversely affect our business, financial condition or results of operations.
Our dependence on a sole supplier or a limited number of suppliers for some ingredients could result in disruptions to our business.
Sysco Corporation is the primary distributor of our food and other products to our domestic franchise owners and Company-owned stores and any disruption to this distribution due to work stoppages, strikes or other business interruption may materially and adversely affect our franchise owners and us. The initial term of our Distribution Service Agreement with Sysco expired in August 2007, and now the agreement automatically renews for one-year terms until terminated by either party with written notice one year before the termination date in such notice. Additionally, we do not have formal long-term arrangements with all of our suppliers, and therefore our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, or at all. Any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce store sales. We may not be able to find alternative distributors or suppliers on a timely basis or at all. Our Company-owned and franchise stores could also be harmed by any prolonged disruption in the supply of products from or to our key suppliers due to weather, crop disease and other events beyond our control. Insolvency of key suppliers could also negatively impact our business. Our focus on a limited menu would make the consequences of a shortage of a key ingredient, such as cheese or flour, more severe, and affected stores could experience significant reductions in sales during the shortage.
Changes in laws related to electronic benefit transfer (“EBT”) systems, could adversely impact our results of operations.
Because our products are not cooked, we and our franchise owners currently are able to accept EBT payments, or food stamps, at stores in the United States. Changes in state and federal laws governing where EBT cards may be used and what they may be used for may limit our ability to accept such payments and could significantly reduce sales. Reductions in food stamp benefits occurred in November 2013, and further additional reductions in food stamp benefits have been proposed separately by lawmakers in the U.S. Senate and House of Representatives. The recent reductions and potential future reductions in food stamp benefits may reduce sales, which could materially and adversely affect our business, financial condition and results of operations.
Changes in employment laws may adversely affect our business.
Various federal and state labor laws govern our relationships with our employees and the relationships of our franchise owners with their employees, which may impact our and our franchise owners’ operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, mandatory health benefits, workers’ compensation rates, immigration status, tax reporting and other wage and benefit requirements. A substantial number of employees at our Company-owned and franchise stores are paid at rates related to the U.S. federal minimum wage, and increases in the U.S. federal minimum wage may increase labor costs. Any such increases in labor costs might result in franchise owners inadequately staffing restaurants. Understaffed restaurants could reduce sales at such restaurants, decrease royalty payments and adversely affect our brands.
Various states are considering or have already adopted new immigration laws or enforcement programs. The U.S. Congress and Department of Homeland Security from time to time also consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase obligations for compliance and oversight, which could subject us to additional costs and make the hiring process for us and our franchise owners more cumbersome, or reduce the availability of potential employees. Although we require all of our employees, including at our Company-owned stores, to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required, and we plan to introduce its use throughout our stores. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. In addition, our franchise owners are responsible for screening any employees they hire. Unauthorized workers are subject to deportation and may subject us or our franchise owners to fines or penalties, and if any of our or our franchise owners’ workers are found to be unauthorized it may become more difficult for us to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt store operations and cause temporary increases in our or our franchise owners’ labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially and adversely affect our business, financial condition or results of operations.

In what may signal a trend and change in employment law, franchisors are increasingly subject to claims that they are co-employers with their franchisees, and there seems to be support for such claims within the National Labor Relations Board (“NLRB”), based on recent NLRB decisions. This could expose franchisors, including us, to liability for claims by, or based on the acts of, franchisees’ employees. Although we carry insurance policies for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks, a claim not covered by that insurance, or a judgment in excess of our insurance coverage, could materially and adversely affect our business, financial condition and results of operations. Regardless of whether any claims that may be brought against us are valid or whether we are ultimately determined to be liable, our business, financial condition and results of operations could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
If our franchise owners or we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.
Labor is a primary component in the cost of operating our Company-owned stores and for franchise owners. If we or our franchise owners face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our franchise owners’ and our ability to attract, motivate and retain a sufficient number of well-qualified store operators and management personnel, as well as a sufficient number of other qualified employees, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our franchise owners’ and our ability to recruit and retain such individuals may delay the planned openings of new stores or result in higher employee turnover in existing stores, which could have a material and adverse effect on our business, financial condition or results of operations.
An increase in the cost of labor could adversely affect our business and our growth. Competition for employees could require us or our franchise owners to pay higher wages, which could result in higher labor costs. In addition increases in the minimum wage would increase our labor costs. Moreover, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially and adversely affect our business, financial condition or results of operations.
We invest in developing new product offerings, some of which may not be successful.
We invest in continually developing new potential product offerings as well as in the marketing and advertising of our new products. For example, we recently tested and rolled out nationally Fresh Pan pizza, which is marketed at a price above our regular menu items. Our new product offerings may not be well-received by consumers and may not be successful, which could materially and adversely affect our results of operations.
From time to time we may invest in enhancements to our franchise platform, on which we may not see a return.
We may not see a return on investments we make in our franchise platform. For example, we have invested in a POS system that we continue to implement across our franchise base in order to better manage our business. As part of this investment, in September 2013 we purchased approximately $4.5 million of POS system software licenses, and we are selling these licenses directly to our franchise owners. We may not be able to sell these licenses to our existing franchise owners on a timely basis, or at all. Our failure to capitalize on investments may materially and adversely affect our financial condition.
The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our results of operations and our franchise owners.
In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage for those already insured. We offer and subsidize comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We offer hourly employees who qualify as full-time employees under the PPACA the option of enrolling in our health care coverage during our annual open enrollment period, but the number of such employees electing to so enroll for the 2014-2015 plan year is low. If the number of full-time hourly employees electing to enroll in our health care coverage increases significantly, we may incur substantial additional expense, or, if the benefits we offer do not meet applicable requirements, we may incur penalties. As of January 1, 2014, the healthcare reform law requires individuals to obtain coverage or face individual penalties on their 2014 tax filing. As a result of the penalty being applied to employees' 2014 tax filings, more full-time employees may elect to participate in our company health coverage to avoid penalties in 2015 and future years, which could also result in our incurring substantial additional expense to pay for the health care coverage of these employees. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us, we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements are still being determined, but they may significantly increase our healthcare coverage costs and could materially and adversely affect our business, financial condition or results of operations.
Restaurant companies have been the target of class actions and other litigation alleging, among other things, violations of federal and state law. We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.
We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of restaurant companies have been subject to claims by customers, employees, franchise owners and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability, compliance with advertising laws (including the Telephone Consumer Protection Act) and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. An adverse judgment or settlement that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We carry insurance policies for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks. A judgment in excess of our insurance coverage for any claims could materially and adversely affect our business, financial condition and results of operations. Regardless of whether any claims that may be brought against us are valid or whether we are ultimately determined to be liable, our business, financial condition and results of operations could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
Although we have historically experienced very few customer lawsuits, our customers occasionally allege we caused an illness or injury they suffered at or after a visit to our stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, discrimination and similar matters and may become subject to class action or other lawsuits related to these or different matters in the future. We may also be named as a defendant in any such claims brought against any of our franchise owners. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess or outside of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations.
In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if we are not, publicity about these matters (particularly directed at the limited service or fast casual segments of the industry) may harm our reputation and could materially and adversely affect our business, financial condition or results of operations.
Our business operations and future development could be significantly disrupted if we lose key members of our management team.
The success of our business continues to depend, to a significant degree, upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate these senior officers and key employees. Although we have employment agreements in place with certain senior officers and key employees, we cannot prevent them from terminating their employment with us. The loss of the services of our Chief Executive Officer, Chief Financial Officer, other senior officers or other key employees could materially and adversely affect our business and plans for future development. We do not believe that we will lose the services of any of our current senior officers and key employees in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We do not maintain any key man life insurance policies for any of our employees.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be adversely affected.
As of December 29, 2014, we had $115.0 million of outstanding indebtedness, including $112.0 million outstanding under our senior secured credit facilities, and $20.0 million of availability under a revolving credit facility. We may, from time to time, incur additional indebtedness.
The agreement governing our senior secured credit facilities places certain conditions on us, including that it:

▪
requires us to utilize a substantial portion of our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes;

▪	increases our vulnerability to adverse general economic or industry conditions;

▪	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

▪	makes us more vulnerable to increases in interest rates, as borrowings under our new senior secured credit facilities are made at variable rates;

▪	limits our ability to obtain additional financing in the future for working capital or other purposes; and

▪	places us at a competitive disadvantage compared to our competitors that have less indebtedness.
Our senior secured credit facilities place certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our senior secured credit facilities, we may be permitted to incur substantial additional indebtedness and may incur obligations that do not constitute indebtedness under the terms of the new senior secured credit facilities. The senior secured credit facilities also place certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness and pay. These restrictions limit or prohibit, among other things, our ability to:

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
Our senior secured credit facilities also require us to comply with certain financial covenants regarding our leverage ratio and our interest coverage ratio. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the new senior secured credit facilities, which would have an adverse effect on our liquidity, capital resources and results of operations.
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
Our ability to make principal and interest payments on and refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially and adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business, financial condition and results of operations could be materially and adversely affected.

Interest rate fluctuations may increase our debt service obligations, which would adversely affect our financial condition and results of operations.
We are subject to interest rate risk on our senior secured credit facility. Interest rates on our senior secured credit facility are based on LIBOR, and under specified circumstances we may be required by our lenders to enter into interest rate swap arrangements. A hypothetical 1.0% increase or decrease in the interest rate associated with our senior secured credit facility would have resulted in a $1.1 million change to interest expense on an annualized basis.
Any acquisitions, partnerships or joint ventures that we make could disrupt our business and harm our financial condition.
From time to time, we may evaluate potential strategic acquisitions of existing stores or complementary businesses as well as partnerships or joint ventures with third-parties, including potential franchisors, to facilitate our growth, particularly our international expansion. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of any stores we acquire or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. For example, our Chairman, John Barr, co-invested with us, through a non-wholly owned subsidiary, Project Pie Holdings, LLC (“PPH”), in Project Pie, LLC (“Project Pie”), which is a fast casual custom pizza restaurant chain. Mr. Barr agreed to serve as the chairman of the Project Pie board of managers and as chairman of Project Pie, which may divert his attention from our business and result in potential conflicts of interest. In addition, Project Pie may request that we invest additional capital in the future and also may compete with our stores in certain markets.
Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with stock or the proceeds of debt, may be dilutive to our stockholders or increase our already high levels of indebtedness. We do not ensure that any acquisition, partnership or joint venture we make will not have a material and adverse effect on our business, financial condition and results of operations.
Security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.
The majority of our store sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim, proceeding, or mandatory notification could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations could harm our reputation and could materially and adversely affect our business, financial condition and results of operations.
System security risks, data breaches and cyber attacks could disrupt our operations.
We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information related to our suppliers, customers and franchise owners. Breaches of our security measures through hacking, fraud or other forms of deception, or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our suppliers, our customers, our employees, or our franchise owners, could expose us, our customers, our suppliers and our franchise owners to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, our current data protection measures might not protect us against increasingly sophisticated and aggressive threats and the cost and operational consequences of implementing further data protection measures could be significant.
We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brand and adversely affect our business.
Our ability to implement our business plan successfully depends in part on our ability to build brand recognition in the markets served by our stores using our trademarks and other proprietary intellectual property, including our brand names and logos. We have registered or applied to register a number of our trademarks. We do not assure you that our trademark applications will be approved. Third-parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

We rely on our franchise owners to assist us in identifying issues at the local level. We enforce our rights through a number of methods, including the issuance of cease-and-desist letters. If it becomes necessary, we may make infringement claims in federal court. If our efforts to register, maintain and protect our trademarks or other intellectual property are inadequate, or if any third-party misappropriates, dilutes or infringes our intellectual property, the value of our brand may be harmed, which could have a material and adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third-parties’ intellectual property rights. A successful claim of infringement against us could result in our being required to pay significant damages or enter into costly licensing or royalty agreements in order to obtain the right to use a third-party’s intellectual property, any of which could have a negative impact on our results of operations and harm our future prospects. If such royalty or licensing agreements are not available to us on acceptable terms or at all, we may be forced to cease selling certain products or services. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, and divert management’s attention.
We also rely on trade secrets and proprietary know-how to protect our brand. Our methods of safeguarding this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of a third-parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may require us to pay monetary damages. We do not maintain confidentiality agreements with all of our team members. Even with respect to the confidentiality agreements we have, we do not assure you that those agreements will not be breached, that they will provide meaningful protection, or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets or proprietary know-how, the appeal of our stores could be reduced and our business could be harmed.
Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.
We rely on our computer systems and network infrastructure across our operations, including POS system processing at our stores. Our ability to effectively and efficiently manage our operations depends upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could materially and adversely affect our business, financial condition and results of operations and subject us to litigation or actions by regulatory authorities. Remediation of such problems could also result in significant, unplanned expenditures.
An increasingly significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including our online ordering platform, POS system and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, unauthorized data breaches or other attempts to harm our systems. Additionally, we rely on data centers that are also subject to break-ins, sabotage and intentional acts of vandalism that could cause disruptions in our ability to serve our customers and protect customer data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance with certain regulations, which could materially and adversely affect our business, financial condition and results of operations.
We are subject to extensive government regulation and requirements issued by other groups and our failure to comply with existing or increased regulations could adversely affect our business and operating results.
We are subject to numerous federal, state, local and foreign laws and regulations, as well as requirements issued by other groups, including those relating to:

▪	the preparation, sale and labeling of food;

▪	building and zoning requirements;

▪	environmental laws;

▪
compliance with the FLSA, which governs such matters as minimum wage, overtime and other working conditions, family leave mandates and a variety of other laws enacted by states that govern these and other employment matters;

▪	the impact of immigration and other local and foreign laws and regulations on our business;

▪	compliance with securities laws and NASDAQ listed company rules;

▪	compliance with the ADA;

▪	working and safety conditions;

▪	menu labeling and other nutritional requirements;

▪	sales taxes or other transaction taxes;

▪	compliance with the PCI DSS and similar requirements;

▪	compliance with the PPACA, and subsequent amendments; and

▪	compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules promulgated thereunder.
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
We are also subject to Federal Trade Commission rules and to various state and foreign laws that govern the offer and sale of franchises. Additionally, these laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties, or require us to make offers of rescission or restitution, any of which could materially and adversely affect our business, financial condition and results of operations.
Some of the jurisdictions where we have Company-owned and franchise stores do not assess sales tax on our pizzas. Accordingly, we may benefit from a pricing advantage over some pizza chain competitors in these jurisdictions. If these jurisdictions were to impose sales tax on our products, these stores may experience a decline in sales due to the loss of this pricing advantage. In addition, our stores may be subject to unanticipated sales tax assessments. These sales tax assessments could result in losses to our franchise owners or franchise stores going out of business, which could adversely affect our number of franchise stores and our results of operations. Changes in sales tax assessments of this type at the franchise owner level could lead to undercapitalized franchise owners going out of business and loss of royalties at the Company level. Similarly, such tax assessments could impact the profitability of our Company-owned stores. As a result, changes in sales tax assessments could have a material and adverse effect on our business, financial condition and results of operations.
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
We have retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any substantial inadequacy of, or inability to obtain insurance coverage could materially and adversely affect our business, financial condition and results of operations.
Changes to accounting rules or regulations may adversely affect our results of operations.
Changes to existing accounting rules or regulations may affect our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, this proposed change would require us to record significant lease obligations on our consolidated balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Company and Our Ownership Structure
The requirements of being a public company may strain our resources and divert resources and management’s attention.
As a publicly traded company, we incur, and will continue to incur, significant legal, accounting and other expenses that we were not required to incur prior to our initial public offering in May 2014. This will be particularly so after we are no longer an “emerging growth company” as defined under the JOBS Act. We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of NASDAQ, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we, among other things, must prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable NASDAQ rules.
These additional obligations as a public company require a significant commitment of additional resources and many of our competitors already comply with these obligations. The significant commitment of resources required for implementing them could adversely affect our business, financial condition and results of operations. In addition, if we fail to comply with the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate NASDAQ listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
The obligations of being a public company require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns.
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
Section 404 of the Sarbanes-Oxley Act, or Section 404, requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years.
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

We are in the early stages of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. We anticipate being required to meet the requirements of Section 404 in the course of preparing our consolidated financial statements as of and for the fiscal year ended December 28, 2015. We will incur additional costs in order to comply with Section 404, including increased auditing and legal fees.
We may encounter problems or delays in implementing improvements in connection with receiving a favorable attestation from our independent registered public accounting firm. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violate applicable stock exchange listing rules. Any restatement of our financial statements due to a lack of adequate internal controls or otherwise could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC. Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and share price.
Lee Equity may acquire interests and positions that could present potential conflicts with our and our stockholders’ interests.
On May 4, 2010, affiliates of Lee Equity Partners, LLC (“Lee Equity”) acquired a majority of the capital stock of PMI Holdings Inc., our predecessor. Lee Equity is a middle-market private equity investment firm managing more than $1 billion of equity capital. Lee Equity invests in a variety of industries including consumer/retail, business services, distribution/logistics, financial services, healthcare services and media. Immediately following the consummation of our initial public offering, Lee Equity and its affiliates owned approximately 41% of our outstanding capital stock, and as of March 1, 2015, owns 41% of our outstanding capital stock. Lee Equity makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Lee Equity may also pursue, for its own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Lee Equity in certain corporate opportunities. Accordingly, the interests of Lee Equity may supersede ours, causing it or its affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions, on the part of Lee Equity and inaction on our part, could have a material adverse effect on our business, financial condition and results of operations. Under a stockholder’s agreement that we entered into with Lee Equity in connection with our initial public offering, for so long as Lee Equity (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate two director nominees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate one director nominee, in each case to serve on the board of directors at any meeting of stockholders at which directors are to be elected to the extent that Lee Equity does not have a director designee then serving on the board of directors. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that Lee Equity has at least one or two nominee designees, as the case may be. Accordingly, we expect that after the first anniversary of the IPO, at least two of the Lee Equity representatives serving on our board will resign. Lee Equity could invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of Lee Equity and the interests of our stockholders, these directors may not be disinterested.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and amended and restated bylaws include provisions that:

▪	authorize our board of directors to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;

▪	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

▪
specify that special meetings of our stockholders can be called only upon the request of a majority of our board of directors or, at the request of Lee Equity so long as Lee Equity (or its affiliates) owns at least 10% of the voting power of all outstanding shares of our common stock;

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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and may discourage, delay or prevent a transaction involving a change in control of our Company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. In addition, we have opted out of Section 203 of the Delaware General Corporation Law, which would otherwise prohibit us from engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our capital stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions. Our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporations Law, except that they provide that Lee Equity, or any affiliate thereof or any person or entity that acquires from any of the foregoing stockholders beneficial ownership of 5% or more of the then outstanding shares of our voting stock in a transaction or any person or entity which acquires from such transferee beneficial ownership of 5% or more of then outstanding shares of our voting stock other than through a registered public offering or through any broker’s transaction executed on any securities exchange or other over-the-counter market, shall not be deemed an “interested” stockholder for purposes of such provision of our amended and restated certificate of incorporation and therefore not subject to the restrictions set forth in such provision.
Lee Equity and its affiliates will continue to be able to significantly influence our decisions and their interests may conflict with our or yours in the future.
Lee Equity and its affiliates beneficially own approximately 41% of our outstanding common stock. Under the terms of our amended and restated certificate of incorporation and bylaws, Lee Equity has consent rights with respect to certain significant matters so long as Lee Equity owns 25% or more of the outstanding shares of our common stock, including among others, certain change of control transactions, issuances of equity securities, the incurrence of significant indebtedness, declaration or payments of non-pro rata dividends, significant investments in, or acquisitions or dispositions of assets, adoption of any new equity-based incentive plan, any material increase in the salary of our Chief Executive Officer, certain amendments to our organizational documents, any material change to our business, or any change to the number of directors serving on our board. So long as Lee Equity owns 10% or more of our issued and outstanding common stock, Lee Equity will be granted access to our customary non-public information and members of our management team and shall have the ability to share our material non-public information with any potential purchaser of us that executes an acceptable confidentiality agreement with us which will include a prohibition on trading on material non-public information. Lee Equity has the right to assign any of its governance and registration rights to its affiliates or to a third-party in connection with the sale by Lee Equity of 10% or more of the issued and outstanding shares of our common stock. Under the terms of a stockholder’s agreement between us and Lee Equity, for so long as Lee Equity (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate two director nominees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate one director nominee, in each case to serve on the board of directors at any meeting of stockholders at which directors are to be elected to the extent that Lee Equity does not have a director designee then serving on the board of directors. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that Lee Equity has at least one or two nominee designees, as the case may be. As such, Lee Equity will continue to have substantial influence over us. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of Lee Equity and other stockholders affiliated with Lee Equity but not in the interest of the Company or other stockholders not affiliated with Lee Equity.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our stores are typically located in neighborhood shopping centers and the average store size is approximately 1,400 square feet. As of December 29, 2014, we and our franchise owners operated 1,461 stores with 1,433 of these stores located in 38 states (consisting of 1,342 franchised and 91 Company-owned stores) plus 19 stores in Canada and nine stores in the Middle East. Our principal executive office is located at 8000 NE Parkway Drive, Suite 350, Vancouver, WA 98662. We lease the property for this principal executive office and our 91 Company-owned stores. Our franchised stores are situated on real property owned by franchise owners or leased directly by franchise owners from third-party landlords.
The map and chart below show the locations of our franchised and Company-owned stores in the United States as of December 29, 2014.

145
12
11
92
98
32
96
13
17
9
36
19
24
4
3
23
42
53
75
172
3
39
49
20
17
38
26
54
11
17
8
5
2
17
109
10
11
21

	FRANCHISED STORES	COMPANY-OWNED STORES	TOTAL
Alabama	17	—	17
Alaska	11	—	11
Arizona	54	—	54
Arkansas	11	—	11
California	172	—	172
Colorado	51	24	75
Florida	16	5	21
Georgia	5	—	5
Idaho	24	8	32
Illinois	23	—	23
Indiana	42	—	42
Iowa	36	—	36
Kansas	39	—	39
Kentucky	20	—	20
Louisiana	10	—	10
Maryland	3	—	3
Michigan	11	6	17
Minnesota	68	24	92
Mississippi	2	—	2
Missouri	49	—	49
Montana	12	—	12
Nebraska	19	—	19
Nevada	24	—	24
New Mexico	12	5	17
North Carolina	17	—	17
North Dakota	11	—	11
Ohio	4	—	4
Oklahoma	26	—	26
Oregon	92	6	98
South Carolina	8	—	8
South Dakota	13	—	13
Texas	105	4	109
Tennessee	38	—	38
Utah	53	—	53
Virginia	3	—	3
Washington	139	6	145
Wisconsin	93	3	96
Wyoming	9	—	9
Total	1,342	91	1,433
Lease Arrangements
We lease the property for our Company-owned stores. The typical store is located in a neighborhood-oriented shopping center. Lease terms for these stores are generally five years with one or more five-year renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs in addition to base or fixed rent.

Item 3. Legal Proceedings
We currently are subject to litigation with a group of our franchise owners. In January 2014, six franchise owner groups claimed that we misrepresented our sales volumes, made false representations to them and charged excess advertising fees, among other things. We engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but we were unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, including those franchise owners that previously made the allegations described above, filed a lawsuit against us in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by us in that lawsuit, the court ruled on July 9, 2014, that certain of the plaintiffs’ claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with us prior to filing the lawsuit must mediate with us in good faith, and that their claims shall be stayed until they have done so.
On June 18, 2014, an additional 16 franchise owner groups, represented by the same counsel as the plaintiffs described above, filed a lawsuit in the Superior Court in Clark County, Washington making essentially the same allegations as made in the lawsuit described above and seeking declaratory and injunctive relief, as well as monetary damages. The court consolidated the two lawsuits into a single case and ordered that the plaintiffs in the new lawsuit, none of whom had mediated with us prior to filing the lawsuit, must do so, and that their claims be stayed until they have completed mediating with us in good faith.
In October 2014, we engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, we have now reached resolution with nine of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. In addition, some of the claims have been dismissed without prejudice and, as a result, those plaintiffs could refile their claims if various contingencies are not met and we therefore provide no assurance that those dismissals will actually occur or remain in effect.
In February 2015, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of our former and current franchise sales staff as additional individual defendants. As before, we believe the allegations in this litigation lack merit and, for those plaintiffs with whom we are unable to reach resolution, we will continue to vigorously defend our interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. We provide no assurance that we will be successful in our defense of these lawsuits; however, we do not currently expect the cost of resolving them to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
In addition to the foregoing, we are subject to routine legal proceedings, claims, and litigation in the ordinary course of our business. We also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We do not, however, expect that the costs to resolve these routine matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock has traded on the NASDAQ Global Select Market under the symbol FRSH since it began trading on May 2, 2014. Our initial public offering was priced at $11.00 per share on May 1, 2014. The following table sets forth, for the periods indicated, the highest and lowest intraday sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2014
Second quarter (May 2, 2014 - June 30, 2014)	$12.10	$8.32
Third quarter (July 1, 2014 - September 29, 2014)	$11.09	$8.08
Fourth quarter (September 30, 2014 - December 29, 2014)	$11.92	$8.68
On March 1, 2015, we had approximately 36 stockholders of record of our common stock. These figures do not include beneficial owners who hold shares in nominee name.
During the fourth quarter ended December 29, 2014, the Company repurchased the following shares:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 to December 29, 2014	3,772	(1)	0.19	—
Total	3,772		$0.19	—	N/A
(1) The Company repurchased unvested restricted shares from a former employee whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid for the unvested shares.

Dividends
In 2012 and 2013 we paid dividends to holders of our Series A Preferred Stock and Series B Preferred Stock, which was converted to common stock upon our initial public offering. More information on these transactions appears in Financial Statements and Supplementary Data in Note 10—2013 and 2012 Recapitalizations of the accompanying Notes to Consolidated Financial Statements.
No dividends have been declared or paid on our shares of common stock and we do not intend to pay dividends on our common stock in the foreseeable future. We currently expect to retain all available funds and future earnings, if any, for use in the operation, development and expansion of our business. However, in the future, we may change this policy and choose to pay dividends. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, business prospects, capital requirements, results of operations and other factors that our board of directors considers relevant.
We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends and distributions and other transfers from our subsidiaries. The ability of our subsidiaries to pay dividends is restricted by the terms of our senior secured credit facility. For additional information regarding our financial condition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance Graph
The following graph demonstrates a comparison of cumulative total returns for Papa Murphy’s common stock, the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, and the Standard & Poor’s 600 Restaurants Index over the period from May 1, 2014, (using the price of which our shares of common stock were initially sold to the public) to December 29, 2014. The comparison assumes $100 was invested in Papa Murphy’s common stock on May 1, 2014, and in each of the aforementioned indices. Cumulative total returns for each of the indices assumes that all dividends were reinvested on the day of issuance.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Item 6. Selected Financial Data
We derived the selected consolidated statements of operations and cash flows data for fiscal years 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 29, 2014, and December 30, 2013, from our audited consolidated financial statements and related notes thereto included in Financial Statements and Supplementary Data. We derived the selected consolidated statements of operations and cash flows data for fiscal year 2011 and the selected consolidated balance sheet data as of December 31, 2012, and January 2, 2012, from our audited consolidated financial statements and related notes thereto not included in this report. The selected consolidated statements of operations and cash flows data for the period from December 29, 2009, through May 4, 2010, and the period from March 29, 2010, through January 3, 2011, and the selected consolidated balance sheet data as of January 3, 2011, have been derived from our unaudited consolidated financial information, which are not included in this report. We have prepared the unaudited consolidated financial information set forth below on the same basis as our audited consolidated financial statements and have included all adjustments, consisting of only normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for such periods. The results for any interim period are not necessarily indicative of the results that may be expected for a full year.
On May 4, 2010, affiliates of Lee Equity acquired a majority of the capital stock of PMI Holdings, Inc., our predecessor. The periods on or prior to May 4, 2010, are referred to as “Predecessor.” Papa Murphy’s Holdings, Inc. was incorporated on March 29, 2010, by affiliates of Lee Equity in connection with the acquisition, and all periods including and after such date are referred to as “Successor.” From March 29, 2010, to May 4, 2010, the date of the acquisition, Papa Murphy’s Holdings, Inc. had no activities other than the incurrence of transaction costs related to the acquisition. The selected historical consolidated financial statements for all Successor periods may not be comparable to those of the Predecessor period.
In connection with the IPO, on May 1, 2014, we converted our Series A Preferred Stock and Series B Preferred Stock (together, the “Preferred Shares”) into 3,054,318 common shares and amended our certificate of incorporation to effect a 2.2630 for 1 stock split of our common stock. As a result of the stock split, all previously reported share amounts have been retrospectively restated to reflect the stock split.
Our historical results are not necessarily indicative of future operating results. You should read the information set forth below together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data and the related Notes to Consolidated Financial Statements.

	SUCCESSOR					PREDE- CESSOR
	FISCAL YEAR				March 29, 2010 (date of inception) through January 3,	December 29, 2009 through May 4,
(in thousands, except share and per share data)	2014	2013	2012	2011	2011	2010
Consolidated Statement of Operations Data:
Revenues
Franchise royalties	$39,305	$36,897	$35,113	$33,687	$20,482	$11,196
Franchise and development fees	4,531	4,330	2,826	2,398	2,029	625
Company-owned store sales	50,598	39,148	28,813	15,619	9,223	5,044
Lease and other	2,965	120	164	218	152	128
Total revenues	97,399	80,495	66,916	51,922	31,886	16,993
Costs and Expenses
Store operating costs:
Cost of food and packaging	19,686	14,700	10,741	6,088	3,476	1,844
Compensation and benefits	12,673	10,687	8,160	4,710	2,972	1,545
Advertising	5,041	3,820	2,711	1,514	922	499
Occupancy	2,873	2,365	1,980	1,102	863	368
Other store operating costs	4,434	3,988	2,961	1,722	1,033	573
Selling, general and administrative	29,263	24,180	21,225	20,833	13,929	10,002
Depreciation and amortization	8,052	6,973	6,187	5,798	3,590	1,485
Loss on disposal or impairment of property and equipment	72	847	193	263	119	132
Total costs and expenses	82,094	67,560	54,158	42,030	26,904	16,448
Operating Income	15,305	12,935	12,758	9,892	4,982	545
Interest expense	8,098	10,523	10,462	10,410	7,372	806
Interest income	(73)	(94)	(94)	(183)	(180)	(79)
Loss on early retirement of debt	4,619	4,029	5,138	—	—	874
Other expense, net	178	44	248	41	2	1
Income (Loss) Before Income Taxes	2,483	(1,567)	(2,996)	(376)	(2,212)	(1,057)
Provision for (benefit from) income taxes	1,235	1,024	(882)	230	(382)	169
Net Income (Loss)	1,248	(2,591)	(2,114)	(606)	(1,830)	(1,226)
Net loss attributable to noncontrolling interests	—	19	—	—	—	—
Net Income (Loss) Attributable to Papa Murphy’s	$1,248	$(2,572)	$(2,114)	$(606)	$(1,830)	$(1,226)

Loss per common share:
Basic (1)	$(0.07)	$(2.34)	$(2.33)	$(2.00)
Diluted (1)	(0.07)	(2.34)	(2.33)	(2.00)
Weighted average common stock outstanding:
Basic	12,101,236	3,847,861	3,673,185	3,600,976
Diluted	12,101,236	3,847,861	3,673,185	3,600,976

Consolidated Statement of Cash Flows:
Cash flows from operating activities	$15,509	$9,874	$9,356	$11,804	$5,591	$3,785
Cash flows from investing activities	(9,527)	(15,249)	(5,904)	(16,062)	(2,029)	16
Cash flows from financing activities	(4,631)	6,613	(5,864)	(2,563)	(8,376)	(4,554)

	SUCCESSOR
	AS OF
(in thousands)	December 29, 2014	December 30, 2013	December 31, 2012	January 2, 2012	January 3, 2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,056	$3,705	$2,428	$4,839	$4,729
Total current assets	16,329	16,377	7,565	9,498	17,012
Total current liabilities	18,558	17,965	12,568	11,471	17,552
Total debt (2)	115,000	170,000	125,280	90,226	92,598
Total assets	266,949	264,502	246,617	248,386	253,931
Total Papa Murphy's Holdings, Inc. shareholders’ equity	91,298	33,925	63,930	100,208	103,338
Net working capital (3)	(2,229)	(1,588)	(5,003)	(1,973)	(541)

	SUCCESSOR					PREDE- CESSOR
(in thousands, except selected operating data, unless otherwise noted)	FISCAL YEAR				March 29, 2010 (date of inception) through January 3,	December 29, 2009 through May 4,
	2014	2013	2012	2011	2011	2010
Other Financial Data:
Capital expenditures (4)	4,067	3,037	1,343	2,193	2,396	274
Selected Operating Data:
Number of stores at end of period
Domestic franchised	1,342	1,327	1,270	1,232	1,208	1,149
Domestic Company-owned	91	69	59	51	33	32
International	28	22	18	18	16	14
Total	1,461	1,418	1,347	1,301	1,257	1,195

Number of comparable stores at end of period (5)
Domestic franchised	1,247	1,226	1,194	1,164	1,116	1,073
Domestic Company-owned	88	68	57	50	33	32
International	20	17	15	16	14	11
Total	1,355	1,311	1,266	1,230	1,163	1,116
AWS per store (whole dollars) (6)	$11,480	$11,099	$10,923	$10,640	$9,912	$10,811
Comparable store sales growth (7)	4.5%	2.8%	2.9%	5.7%	(3.3)%	(2.4)%
System-wide sales (8)	$849,682	$785,630	$739,091	$701,770	$422,979	$230,277
System-wide sales growth (9)	8.2%	6.3%	5.3%	7.4%	4.7%	1.8%

(1)
Basic and Diluted EPS is a loss for 2014 as a result of cumulative dividends to preferred shareholders prior to our IPO. More information can be found in Financial Statements and Supplementary Data in Note 17—Earnings per Share (EPS) of the accompanying Notes to Consolidated Financial Statements

(2)	Represents total outstanding indebtedness, including current portion.

(3)	Represents total current assets less total current liabilities.

(4)	Represents long-lived asset capital expenditures related to the acquisition of property and equipment and excludes expenditures relating to acquisitions of businesses.

(5)	A comparable store is a store that has been open for at least 52 weeks from the comparable date, which is the Tuesday following the opening date.

(6)
AWS consists of the average weekly sales of domestic franchised and Company-owned stores over a specified period of time. AWS is calculated by dividing the total net sales of our system-wide stores for the relevant time period by the number of weeks these same stores were open in such time period.

(7)	System-wide comparable store sales growth represents year-over-year sales comparisons for comparable domestic stores.

(8)	System-wide sales include net sales by all of our system-wide stores.

(9)	System-wide sales growth represents year-over-year sales comparisons for system-wide sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Financial Data and Financial Statements and Supplementary Data and the related Notes to Consolidated Financial Statements. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2014, 2013 and 2012 were 52-week periods ended on December 29, 2014, December 30, 2013 and December 31, 2012, respectively.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, business strategies and priorities, resolution of litigation and claims, expansion and growth opportunities, exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States and the fifth largest pizza chain over all. We operate through a footprint of 1,461 stores, of which 93.8% are franchised, located in 38 states plus Canada and the Middle East.
We have been repeatedly rated the #1 pizza chain in the United States by multiple third-party consumer studies. For example, we were rated #1 in the Pizza Category this year by Market Force Information, including the top spot in food quality, healthy food, and friendly service. We were also rated the #1 pizza chain overall by Nation’s Restaurant News in 2014, 2013, 2012 and 2011. When compared to broader restaurant chain competition, we were recognized by Technomic in 2015, 2014 and 2013 as the #1 chain overall among all restaurants and all food categories and by Nation’s Restaurant News in 2013 and 2012 as one of the Top 5 Overall limited service restaurant chains across all food categories.
Our financial results are driven largely by system-wide sales at our franchised and Company-owned stores. System-wide sales is driven by comparable store sales growth and store counts which translates into royalty payments from franchise owners as well as Company-owned store revenues. We strive to consistently increase both comparable store sales and our store counts. Total revenues can also be impacted by acquisitions of franchised stores by our Domestic Company Stores segment or the refranchising of Company-owned stores.
The Take ‘N’ Bake model offers operating advantages that differentiate us from other restaurant concepts. Our domestic stores (i) do not require ovens, freezers or other expensive cooking equipment because our customers bake their customized pizzas at home; (ii) do not offer delivery, thereby reducing operational complexity for franchise owners and their employees; (iii) maintain shorter opening hours (typically 11:00 a.m. to 9:00 p.m.) that are attractive to franchise owners and their employees; (iv) require fewer employees during each shift compared to most other restaurant concepts, resulting in lower labor costs; and (v) do not require dining areas, thereby resulting in lower occupancy and operating costs.
The relatively small initial and ongoing investments required to own and operate a Papa Murphy's store creates the opportunity for higher margins and attractive returns. We believe these favorable investment requirements coupled with simple operations, a strong brand message supported by high levels of advertising spending and high-quality menu offerings drive attractive store-level economics, which, in turn, drives demand for new stores.

2014 Highlights
Revenue Growth
Total revenues grew 21.0% from $80 million to $97 million due primarily to the strategic acquisition of some franchised stores by our Domestic Company Stores segment, new store openings, and comparable store sales growth. System-wide sales increased 8.2% from $786 million in 2013 to $850 million in 2014. Comparable store sales growth in 2014 as compared to 2013 for selected segments was as follows:

	Fiscal Year
	2014	2013	2012
Domestic Franchise	4.3%	2.8%	2.8%
Domestic Company Stores	8.1%	4.2%	5.1%
Total domestic stores	4.5%	2.8%	2.9%
Comparable store sales growth was primarily the result of an increased average check due to a shift to our newly introduced product offerings, which were marketed at a premium price, and other targeted pricing moves during the fourth quarter of 2014. As of the end of 2014, we had achieved 16 straight quarters of comparable store sales growth and 39 of the last 44 quarters had positive comparable store sales growth. In 2014 we also had 28 record sales weeks, including the highest sales week in our history.
Focus 5 Strategy
We believe that our Focus 5 strategy has added new customers and growth layers to our business. The Focus 5 Strategy is about having a portfolio of products that meet different customer needs in an effort to increase traffic and profits. During

2014, we introduced several new product offerings as part of our Focus 5 Strategy, including the national launch of our Fresh Pan pizza line, our Gourmet Delite pizza line, additional premium toppings, Thick ‘n’ Cheesy Homebaked Bread and Gluten-free crusts. We believe these and other new products, as opposed to limited time only offers, add to our overall customer appeal.
Our Gourmet Delite line and new premium toppings were launched in the fourth quarter along with new menu boards. The Gourmet Delite line uses less cheese than our other recipe pizzas and is typically made on a thin crust platform. The Gourmet Delite line, which is typically marketed at a premium price, increased its sales mix over our historical thin crust offerings. Franchise owners and Company-owned stores also promote our FAVES line at a $5 price point two or three times per year, which, combined with a commitment to shaker-boarding and print, is helping to grow transactions at comparable margins.
Store Development
Our store counts as of December 29, 2014 were as follows:

Domestic Franchise	1,342
Domestic Company Stores	91
Total domestic	1,433
Canada	19
Middle East	9
International	28
System-wide	1,461
During 2014, our franchise owners opened 93 stores, including 85 in the United States, and we built 2 Company-owned stores for a total of 95 new stores. While we plan to strategically expand our Company-owned store base in select markets, we expect the majority of our expansion will result from new franchised store openings.
Common Stock Repurchases
In March 2014, we repurchased an aggregate of 109,779 shares of common stock from certain of our executive officers, including an aggregate of 31,707 shares of common stock for which vesting terms were accelerated in connection with the repurchase. We repurchased the shares at a price of $11.85 per share, the then-current fair market value of our common stock.
Initial Public Offering
On May 7, 2014, we completed our IPO of 5,833,333 shares of common stock at a price to the public of $11.00 per share. We received net proceeds from the offering of approximately $54.6 million after offering fees and expenses. The net proceeds, along with additional cash on hand, were used to repay $55.5 million of our loans outstanding under our senior secured credit facility, after which we had $112.1 million outstanding under the facility with the revolver undrawn.
Immediately prior to the IPO, we amended and restated our certificate of incorporation to reflect the conversion of the Preferred Shares to 3,054,318 shares of common stock. The total liquidation preference on the Preferred Shares at the time of conversion was $64.3 million. As part of the IPO, we increased our authorized shares from 3,000,000 shares of common stock, $0.01 par value per share, to 200,000,000 shares of common stock, $0.01 par value per share. We also authorized the issuance of 15,000,000 shares of preferred stock, $0.01 par value per share, with no shares outstanding.
In connection with the IPO, on May 1, 2014, we amended our certificate of incorporation to effect a 2.2630 for 1 stock split of our common stock. Concurrent with the stock split, we adjusted the number of shares subject to, and the exercise price of, our outstanding stock option awards under our 2010 Amended Management Incentive Plan so that the holders of the options were in the same economic position both before and after the stock split. After the conversion of the Preferred Shares and the stock split, but before the shares were sold in the IPO, we had 11,134,070 common shares outstanding.
New Senior Secured Credit Facility
On August 28, 2014, we entered into a new $132.0 million senior secured credit facility. The new five year facility, consisting of a $112.0 million senior secured term loan and a $20.0 million revolving credit facility, replaces, and was used to refinance, our prior $122.0 million senior secured facility, which consisted of a $112.1 million term loan and a $10.0 million revolving credit facility. As of December 29, 2014, the balance outstanding under the credit facility was $112.0 million.
The refinancing represented a 200 basis point reduction in the then current borrowing costs and is estimated to reduce annual cash interest expense by approximately $2.25 million per year and benefit on-going annual earnings per share in the range of $0.09-$0.10, on a fully-diluted basis. The weighted average interest rate across all senior secured credit facilities for 2014, 2013 and 2012 was 5.5%, 6.2% and 8.8%, respectively.
Acquisitions
On August 18, 2014, we acquired nine Papa Murphy’s stores in the Minneapolis, Minnesota area for approximately $3.5 million. The nine stores acquired were from a single franchise owner, increasing our Company-owned store count to 24 units in the Minneapolis market. The transaction is not expected to affect earnings per share in the near-term but is expected to contribute approximately $560,000 of EBITDA annually.
During the fourth quarter of 2014, we acquired 13 additional Papa Murphy’s stores in four different markets. They are located across the country with five stores around Jacksonville, Florida, four stores around Dallas, Texas, three stores in Portland, Oregon and one store near Seattle, Washington. The transactions are not expected to affect earnings per share in the near-term but are expected to contribute approximately $260,000 of EBITDA annually.
Technology Investments
Our POS system is an important technology platform and tool for our future growth. Future precision marketing tools and mobile coupon capabilities necessitate POS system terminals in our stores. We have rolled out POS system terminals to over 1,000 stores as of the end of 2014 and have seen stores improve Store operating costs using the POS system inventory tools in the range of 0.5%, which remains an area of opportunity for many of our franchise owners that are new to the system. Initial results have demonstrated about a 2.0% increase in sales when the POS system was installed. We continue to work on improving the capabilities, speed and ease of use of the system.
We continue to roll out an integrated online ordering platform coupled with the latest version of our POS system software, which was in 189 stores as of December 29, 2014. An additional 137 stores were still on our original, non-integrated online ordering platform pending conversion. While online orders currently represent only a small portion of our sales, early evidence indicates that orders placed through our online ordering channel deliver an increased average transaction size of about 30% or more when compared to other ordering channels.

Our Segments
We operate in three business segments: Domestic Franchise, Domestic Company Stores and International. Our Domestic Franchise segment consists of our domestic franchised stores, which represent the majority of our system-wide stores. Our Domestic Company Stores segment consists of our Company-owned stores in the United States. Our International segment consists of our stores outside of the United States, all of which are franchised. The following table sets forth our Revenues, Operating Income and Depreciation and amortization for each of our segments for the periods presented:

	Fiscal Year
(in thousands)	2014	2013	2012
Revenues
Domestic Franchise	$46,233	$40,450	$37,998
Domestic Company Stores	50,598	39,148	28,813
International	568	897	105
Total	$97,399	$80,495	$66,916
Operating Income
Domestic Franchise	$21,939	$20,540	$17,503
Domestic Company Stores	1,307	(408)	(344)
International	20	(24)	(611)
Other (1)	(7,961)	(7,173)	(3,790)
Total	$15,305	$12,935	$12,758
Depreciation and amortization
Domestic Franchise	$5,046	$4,753	$4,745
Domestic Company Stores	2,975	2,193	1,408
International	31	27	34
Total	$8,052	$6,973	$6,187

(1)	Represents corporate costs and intersegment elimination.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a summary and description of our key operating metrics.

	2014	2013	2012
Domestic store AWS	$11,480	$11,099	$10,923
Domestic comparable store sales growth	4.5%	2.8%	2.9%
Domestic comparable stores	1,335	1,294	1,251
System-wide sales (in thousands)	$849,682	$785,630	$739,091
Number of system-wide stores at period end	1,461	1,418	1,347
Adjusted EBITDA (in thousands)	$27,678	$24,421	$22,126

Average Weekly Sales (AWS)
AWS consists of the average weekly sales of domestic franchised and Company-owned stores over a specified period of time. AWS is calculated by dividing the total net sales of our domestic system-wide stores for the relevant time period by the number of weeks these same stores were open in such time period. This measure allows management to assess changes in customer traffic and spending patterns at our domestic system-wide stores.

Comparable Store Sales Growth
Comparable store sales growth represents the change in year-over-year sales for comparable stores. A comparable store is a store that has been open for at least 52 full weeks from the comparable date (the Tuesday following the opening date). This measure highlights the performance of existing stores, while excluding the effect of newly opened or closed stores. Comparable store sales growth reflects changes in the number of transactions and in customer spend per transaction at existing stores. Customer spend per transaction is affected by changes in menu prices, sales mix and the number of items sold per customer. The following table presents the number of domestic comparable stores that were in operation at the end of each year:

	2014	2013	2012
Domestic comparable stores	1,335	1,294	1,251
System-Wide Sales
System-wide sales include net sales by all of our system-wide stores. This measure allows management to assess the health of our brand, our relative position to competitors and assess changes in our royalty revenues.
Store Openings, Closures, Acquisitions and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquisitions and divestitures of stores to assess growth in system-wide sales, royalty revenues and Company-owned store sales.
The following table sets forth the changes in the number of stores in our system as well as the rate of new store openings for the fiscal years 2014, 2013 and 2012.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total	New Store Opening Rate
Store count at January 2, 2012	51	1,232	1,283	18	1,301
Openings	2	74	76	3	79	6.1%
Closings	—	(30)	(30)	(3)	(33)
Net transfers	6	(6)	—	—	—
Store count at December 31, 2012	59	1,270	1,329	18	1,347
Openings	1	93	94	5	99	7.3%
Closings	(1)	(26)	(27)	(1)	(28)
Net transfers	10	(10)	—	—	—
Store count at December 30, 2013	69	1,327	1,396	22	1,418
Openings	2	85	87	8	95	6.7%
Closings	(1)	(49)	(50)	(2)	(52)
Net transfers	21	(21)	—	—	—
Store count at December 29, 2014	91	1,342	1,433	28	1,461
EBITDA and Adjusted EBITDA
To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we consider certain financial measures that are not prepared in accordance with GAAP. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.
“Adjusted EBITDA” is calculated as net income (loss) before interest expense, income taxes, depreciation and amortization (“EBITDA”) as adjusted for:

▪
all non-cash losses or expenses (including non-cash share-based compensation expenses and the non-cash portion of rent expenses relating to the difference between GAAP and cash rent expenses), excluding any non-cash loss or expense that is an accrual of a reserve for a cash expenditure or payment to be made, or anticipated to be made, in a future period;

▪	non-recurring or unusual cash fees, costs, charges, losses and expenses;

▪	fees, costs and expenses related to acquisitions

▪	pre-opening costs with respect to new stores;

▪	historical management fees and expenses incurred under our advisory services and monitoring agreement with Lee Equity, which terminated in connection with the IPO;

▪	fees and expenses incurred in connection with the issuance of debt; and
Adjusted EBITDA eliminates the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income (loss), as determined by GAAP, and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
Adjusted EBITDA is a non-GAAP financial measure. Management believes that such financial measure, when viewed with our results of operations in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income (loss), provides additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future. By providing this non-GAAP financial measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.
Management uses Adjusted EBITDA and other similar measures:

▪	as a measurement used in comparing our operating performance on a consistent basis;

▪	to calculate incentive compensation for our employees;

▪	for planning purposes, including the preparation of our internal annual operating budget;

▪	to evaluate the performance and effectiveness of our operational strategies; and

▪	to assess compliance with various metrics associated with our new senior secured credit facilities.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

▪	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

▪
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect the cash requirements for such replacements; and

▪	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes.
To address these limitations, we reconcile Adjusted EBITDA to the most directly comparable GAAP measure, net income. Further, we also review GAAP measures and evaluate individual measures that are not included in Adjusted EBITDA.

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year
(in thousands)	2014	2013	2012
Net Income (Loss)	$1,248	$(2,591)	$(2,114)
Depreciation and amortization	8,052	6,973	6,187
Income tax provision (benefit)	1,235	1,024	(882)
Interest expense, net	8,025	10,429	10,368
EBITDA	18,560	15,835	13,559
Loss on disposal or impairment of property and equipment (1)	72	847	193
Expenses not indicative of future operations (2)	622	1,880	1,457
Management fees and related expenses (3)	1,678	586	537
Transaction costs (4)	78	402	24
New store pre-opening expenses (5)	32	19	52
Non-cash expenses and non-income based state taxes (6)	2,017	909	1,166
Loss on settlement of liabilities (7)	4,619	3,943	5,138
Adjusted EBITDA	$27,678	$24,421	$22,126

(1)	Represents non-cash losses resulting from disposal or impairment of property and equipment, including divested Company stores.

(2)
Represents non-recurring advisory expenses in connection with our IPO and non-recurring management transition and restructuring costs, consisting of severance, recruitment, relocation and other costs in connection with recruiting a new chief financial officer and strategic restructuring activities.

(3)
Represents the elimination of management fees and related costs paid to Lee Equity for advisory services provided pursuant to an advisory services and monitoring agreement and the termination fee incurred with the IPO. More information can be found in Financial Statements and Supplementary Data in Note 20—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements

(4)	Represents transaction costs relating to the acquisition of multiple franchised stores.

(5)
Represents expenses directly associated with the opening of new stores and incurred prior to the opening of new stores, including wages, benefits, and food costs. Also includes grand opening marketing costs.

(6)
Represents (i) non-cash expenses related to equity-based compensation; (ii) non-cash expenses related to the difference between GAAP and cash rent expense; (iii) non-cash expenses related to the fair valuation of certain common stock and Series A Preferred Stock subject to put options; and (iv) state revenue taxes levied in lieu of an income tax.

(7)	Represents losses resulting from refinancing of long-term debt and gains from settlement of asset retirement obligations.

Key Financial Definitions
Revenues
Substantially all of our revenues are derived from sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights. Franchise and development fees include initial franchise fees charged for opening a new franchised store, successive fees for the renewal of expiring franchise agreements, transfer fees for transferring ownership of a franchise and deposit forfeiture fees. “Lease and other,” as used in this report, includes revenues earned from the sublease of real estate under a master lease agreement with a national retailer and revenues derived from the resale of POS system licenses to franchise owners at cost. Lease income is recognized in the period earned, which coincides with the period the expense is due to the master leaseholder. See Selling, General and Administrative Costs below for the related offsetting expense to the POS system licenses resold to franchise owners.
Store Operating Costs
Store operating costs relate to our Domestic Company Stores segment and consist of Cost of food and packaging, Compensation and benefits, Advertising, Occupancy costs and Other store operating costs. We expect all of our Store operating costs to vary as our store count changes from building or acquiring new Company-owned stores. Cost of food and packaging and Advertising can be expected to fluctuate predominantly with the increases or decreases in Revenues of our Domestic Company Stores segment.

Selling, General and Administrative Costs
Selling, general and administrative costs consist of wages, benefits and other compensation, franchise development expenses, travel, marketing, accounting fees, legal fees, the costs of POS system software licenses sold to franchise owners at cost, sponsor management fees and other expenses related to the infrastructure required to support our franchised and Company-owned stores. See Revenues above for the related offsetting revenue from the POS system software licenses resold to franchise owners. Selling, general and administrative costs also include net advertising expenses of an advertising fund we manage on behalf of all domestic stores.
Depreciation and Amortization
Depreciation and amortization constitute non-cash charges related to the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of franchise relationships and reacquired franchise rights relating to our acquisition of certain franchised stores.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the fiscal years 2014, 2013 and 2012.

	Fiscal Year
	2014		2013		2012
(in thousands)	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES
Revenues
Franchise royalties	$39,305	40.4%	$36,897	45.8%	$35,113	52.5%
Franchise and development fees	4,531	4.7%	4,330	5.4%	2,826	4.2%
Company-owned store sales	50,598	51.9%	39,148	48.6%	28,813	43.1%
Lease and other (1)	2,965	3.0%	120	0.2%	164	0.2%
Total revenues (1)	97,399	100.0%	80,495	100.0%	66,916	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (2)	19,686	20.2%	14,700	18.3%	10,741	16.1%
Compensation and benefits (2)	12,673	13.0%	10,687	13.3%	8,160	12.2%
Advertising (2)	5,041	5.2%	3,820	4.7%	2,711	4.1%
Occupancy (2)	2,873	2.9%	2,365	2.9%	1,980	3.0%
Other store operating costs (2)	4,434	4.6%	3,988	5.0%	2,961	4.3%
Selling, general, and administrative (1)	29,263	30.0%	24,180	30.0%	21,225	31.7%
Depreciation and amortization	8,052	8.3%	6,973	8.7%	6,187	9.2%
Loss on disposal or impairment of property and equipment	72	0.1%	847	1.0%	193	0.3%
Total costs and expenses	82,094	84.3%	67,560	83.9%	54,158	80.9%
Operating Income (1)	15,305	15.7%	12,935	16.1%	12,758	19.1%
Interest expense	8,098	8.4%	10,523	13.1%	10,462	15.6%
Interest income	(73)	(0.1)%	(94)	(0.1)%	(94)	(0.1)%
Loss on early retirement of debt	4,619	4.7%	4,029	5.0%	5,138	7.7%
Other expense, net	178	0.2%	44	0.0%	248	0.4%
Income (Loss) Before Income Taxes	2,483	2.5%	(1,567)	(1.9)%	(2,996)	(4.5)%
Provision for (benefit from) income taxes	1,235	1.3%	1,024	1.3%	(882)	(1.3)%
Net Income (Loss)	$1,248	1.3%	$(2,591)	(3.2)%	(2,114)	(3.2)%
Net loss attributable to noncontrolling interests	—	—%	19	0.0%	—	—%
Net Income (Loss) Attributable to Papa Murphy’s	$1,248	1.3%	$(2,572)	(3.2)%	$(2,114)	(3.2)%

(1)
During 2014, we incurred $2.7 million in expense related to POS system software licenses resold to franchise owners at cost. The revenue and expense from these transactions are included in Lease and other and Selling, general and administrative expense, respectively. We originally acquired $4.5 million in POS system software licenses in 2013 in a lump sum purchase to obtain more favorable pricing and expedite the roll-out of the POS system. Excluding the revenues and expenses related to the resale of the POS system software licenses at cost and the costs incurred to prepare for the IPO, total non-GAAP revenues for 2014 would be $94.7 million and Selling, general and administrative costs would be $24.6 million, or 26.0% of non-GAAP revenues. Excluding these revenues and costs, Operating Income for 2014 would be $17.2 million, or 18.2% of non-GAAP revenues.

(2)	Please see the table presented in Costs and Expenses below, which presents Company store expenses as a percentage of Company store revenue for 2014, 2013 and 2012.
Revenues
Total revenues. The following table presents Total revenues for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Total revenues	$97,399	21.0%	$80,495	20.3%	$66,916
Total revenues grew due primarily to the acquisition of some franchised stores by our Domestic Company Stores segment, store count increases, domestic comparable store sales growth of 4.5% and 2.8% in 2014 and 2013, respectively and the resale of POS system licenses sold to franchise owners at cost.
Franchise royalties. The following table presents Franchise royalties for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Franchise royalties	$39,305	6.5%	$36,897	5.1%	$35,113
Percentage of total revenues	40.4%		45.8%		52.5%
Franchise royalties increased in 2014 due primarily to Domestic Franchise store counts increasing from 1,327 on December 30, 2013 to 1,342 on December 29, 2014 and Domestic Franchise comparable store sales growth of 4.3%.
Franchise royalties increased in 2013 due primarily to Domestic Franchise store counts increasing from 1,270 on December 31, 2012 to 1,327 on December 30, 2013, and Domestic Franchise comparable store sales growth of 2.8%.
The decrease in Franchise royalties as a percentage of Total revenues was the result of Company-owned store sales increases of 29.2% and 35.9% in 2014 and 2013, respectively.
Franchise and development fees. The following table presents Franchise and development fees for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Franchise and development fees	$4,531	4.6%	$4,330	53.2%	$2,826
Percentage of total revenues	4.7%		5.4%		4.2%
Franchise and development fees increased in 2014 due to additional successive fees, transfer fees and initial fee forfeitures, partially offset by reduced International development fees and the opening of five fewer franchised stores than in 2013. For 2013, Franchise and development fees increased due primarily to additional International development fees of $0.8 million, the opening of 21 more franchised stores than in 2012 and additional successive fees.
Company-owned store sales. The following table presents Company-owned store sales for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Company-owned store sales	$50,598	29.2%	$39,148	35.9%	$28,813
Percentage of total revenues	51.9%		48.6%		43.1%
Company-owned store sales increased in 2014 due to the acquisition of 22 stores from franchise owners, the opening of two new Company-owned stores and comparable store sales growth of 8.1% in the Domestic Company Stores segment, which was partially offset by the divestiture of 9 stores in the fourth quarter of 2013.
For 2013, Company-owned store sales increased due to the acquisition of 19 stores from franchise owners and comparable store sales growth of 4.2% in the Domestic Company Stores segment.
Lease and other The following table presents Lease and other revenue for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Lease and other revenue	$2,965	N/M	$120	(26.8)%	$164
Percentage of total revenues	3.0%		0.2%		0.2%
N/M = Not Meaningful

Lease and other revenue increased in 2014 due to the addition of $2.7 million from the resale of POS system software licenses to franchise owners at cost. An equal and offsetting cost related to the resale of the POS system software licenses is included in Selling, general and administrative expenses as discussed below. Lease and other revenue decreased in 2013 due to the expiration of certain subleases.
Costs and Expenses
Total costs and expenses. The following table presents Total costs and expenses for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Total costs and expenses	$82,094	21.5%	$67,560	24.7%	$54,158
Percentage of total revenues	84.3%		83.9%		80.9%
Total costs and expenses increased in both 2014 and 2013 primarily as the result of store acquisitions from franchise owners during each of those years. Additionally, Total costs and expenses increased in 2014 due to POS system software licenses we sold to franchise owners at cost and fees associated with the termination of our advisory and monitoring agreement with Lee Equity. These 2014 increases were partially offset by the recovery of the marketing fund deficit from 2013. In 2013, Total costs and expenses also increased due to the marketing fund deficit and increased consulting fees as discussed below.
Store operating costs. The following table presents Store operating costs for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Store operating costs	$44,707	25.7%	$35,560	33.9%	$26,553
Percentage of total revenues	45.9%		44.2%		39.7%
Store operating costs increased in both 2014 and 2013 primarily as a result of the acquisition of stores from franchise owners during each of those periods and increases in the price of cheese and other food costs. Increases in Store operating costs in 2013 were partially offset by the divestiture of 9 Company-owned stores in the fourth quarter of 2013.
The following table presents Store operating costs as a percentage of Company-owned store sales for 2014, 2013 and 2012:

	Fiscal Year
	2014	2013	2012
As a % of Company-owned store sales:
Cost of food and packaging	38.9%	37.5%	37.3%
Compensation and benefits	25.0%	27.3%	28.3%
Advertising	10.0%	9.8%	9.4%
Occupancy	5.7%	6.0%	6.9%
Other store operating costs	8.8%	10.2%	10.3%
Total store operating costs	88.4%	90.8%	92.2%
Total store operating costs. Total store operating costs as a percentage of Company-owned store sales decreased 240 basis points in 2014 compared to 2013 due to lower costs in Compensation and benefits, Occupancy and Other store operating costs as we improved our expense leverage by increasing individual store sales and adding to our total Company-owned store portfolio. These savings were partially offset by increases in Cost of food and packaging which were driven by increases in the prices of certain commodities, primarily cheese and meats. For 2013, total store operating costs as a percentage of Company-owned store sales decreased 140 basis points compared to 2012 due primarily to the effect of store portfolio changes.

▪
Effect of store portfolio changes. We acquired 22 stores in 2014 and 19 stores in 2013. We also refranchised one store in 2014 and nine stores in 2013. The stores we acquired are higher volume with higher operating margins than the divested stores. Furthermore, the increase in our Company-owned store portfolio provides the ability to better leverage our Other store operating costs which tend to be more fixed in nature.

▪
Cost of food and packaging. Higher cheese prices negatively affected our Cost of food and packaging as a percentage of Company-owned store sales for 2014 compared to 2013. Our average cheese price in 2014 increased 16% over 2013 and the average cheese price in 2013 increased 4% over 2012.

▪
Advertising. The increase in Advertising as a percentage of Company-owned store sales in 2014 as compared to 2013 was driven by the costs of marketing kits for the new Gourmet Delite product launch and other special product promotions. Advertising as a percentage of Company-owned store sales increased for 2013 compared to 2012 primarily due to increased spending on marketing and advertising through local marketing cooperatives.

Selling, general and administrative. The following table presents Selling, general and administrative costs for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Selling, general and administrative	$29,263	21.0%	$24,180	13.9%	$21,225
Percentage of total revenues	30.0%		30.0%		31.7%
Selling, general and administrative costs increased in 2014 compared to 2013 primarily due to the payment of fees to Lee Equity in connection with the termination of the advisory services and monitoring agreement, additional stock-based compensation, costs incurred in preparation for the IPO and the costs of POS system software licenses resold to franchise owners at cost offset by the recovery of the marketing fund deficit from 2013. Selling, general and administrative costs increased in 2013 compared to 2012 primarily due to $1.2 million of increased consulting fees, a $1.1 million marketing fund deficit which included the costs of producing television commercials, and increased corporate staffing expenses, including severance and recruiting.
As a percentage of Total revenues, Selling, general and administrative costs remained constant in 2014 compared to 2013 and decreased 170 basis points from 2012 to 2013 as the previously mentioned costs were offset by efficiencies gained by leveraging our infrastructure to grow costs at a slower rate than revenues.
Excluding the costs incurred in preparation for the IPO and the revenues and expenses related to the resale of POS system software licenses at cost, Selling, general and administrative costs as a percent of Total revenues would have been 26.0% in 2014, 28.6% in 2013, and 31.7% in 2012.
Depreciation and amortization. The following table presents Depreciation and amortization for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Depreciation and amortization	$8,052	15.5%	$6,973	12.7%	$6,187
Percentage of total revenues	8.3%		8.7%		9.2%
Depreciation and amortization increased in both 2014 and 2013 primarily due to an increase in the number of Company-owned stores and increased capital expenditures on property and equipment for business technology projects. As a percentage of Total revenues, Depreciation and amortization declined in both 2014 and 2013 as the growth in Total revenues from the acquisition of franchised stores outpaced the incremental Depreciation and amortization associated with the acquired stores. A substantial portion of the acquisition price of acquired stores was attributable to goodwill, which is not amortized.
Loss on disposal or impairment of property and equipment. The following table presents the Loss on disposal or impairment of property and equipment for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Loss on disposal or impairment of property and equipment	$72	(91.5)%	$847	338.9%	$193
Percentage of total revenues	0.1%		1.0%		0.3%
Loss on disposal or impairment of property and equipment decreased in 2014 primarily because we did not incur any asset impairment charges in 2014, while in 2013 we incurred charges of $0.6 million related to the classification of assets held for sale and performance at certain of our stores in the Domestic Company Store segment.

Interest expense. The following table presents Interest expense for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Interest expense	$8,098	(23.0)%	$10,523	0.6%	$10,462
Percentage of total revenues	8.4%		13.1%		15.6%
Interest expense decreased in 2014 as a result of a reduction in outstanding debt through the application of net proceeds from the IPO in May 2014 and an interest rate reduction achieved concurrent with the IPO and an August 2014 refinancing. Interest expense increased in 2013 due to an increase in our outstanding debt in October 2013 related to the 2013 Recapitalization described below, partially offset by a reduction in interest rates resulting from a debt modification in March 2013 to our 2012 Credit Facility described below.
On October 25, 2013, we refinanced our existing long-term debt, consisting of a senior secured term loan and a revolving credit facility (collectively, the “2012 Credit Facility”). We used a portion of the proceeds from our new credit facility and cash on hand to pay accreted dividends and provide a partial return of investment capital to our preferred stockholders. The refinancing also lowered our cost of capital through lower interest rates on our debt. This transaction is referred to as the “2013 Recapitalization.” Additional information on this transaction can be found under Financial Statements and Supplementary Data in Note 10—2013 and 2012 Recapitalizations of the accompanying Notes to Consolidated Financial Statements.
On June 11, 2012, we refinanced our existing long-term debt, consisting of a senior secured term loan, a revolving credit facility and subordinated note and issued 25,287 shares of Series B Preferred Stock and 31,552 shares (13,943 pre-stock split) of common stock to the lender of our new second lien credit facility in return for cash of $1.0 million. We used a portion of the proceeds from our new credit facilities along with the proceeds from an equity issuance and cash on hand to pay accreted dividends and provide a partial return of investment capital to our preferred stockholders. The refinancing also lowered our cost of capital through lower interest rates on our debt. These transactions are referred to as the “2012 Recapitalization.” More information on this transaction can be found under Financial Statements and Supplementary Data in Note 10—2013 and 2012 Recapitalizations of the accompanying Notes to Consolidated Financial Statements.
Loss on early retirement of debt. The following table presents the Loss on early retirement of debt for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Loss on early retirement of debt	$4,619	14.6%	$4,029	(21.6)%	$5,138
Percentage of total revenues	4.7%		5.0%		7.7%
Loss on early retirement of debt increased in 2014 because the refinancing and prepayments in 2014 resulted in higher write-offs of financing costs, prepayment penalties and additional expenses than the 2013 Recapitalization. The August 2014 refinancing met the definition of a debt extinguishment under GAAP and resulted in a write-off of existing deferred financing costs of $2.3 million and a prepayment penalty of $1.1 million. In addition, the $55.5 million prepayment made in May 2014 using proceeds from the IPO and cash on hand met the definition of a partial debt extinguishment under GAAP and resulted in a write-off of $1.2 million of existing deferred financing costs.
The 2013 Recapitalization met the definition of a partial debt extinguishment for accounting purposes and resulted in a write-off of $2.9 million of existing deferred financing costs, $0.4 million in additional expenses, and a prepayment penalty of $0.7 million. Loss on early retirement of debt decreased in 2013 because the 2013 Recapitalization resulted in lower write-offs of financing costs, prepayment penalties and additional expenses than the 2012 Recapitalization
The 2012 Recapitalization met the definition of a debt extinguishment for accounting purposes and resulted in a write-off of existing deferred financing costs of $3.3 million and a prepayment penalty of $1.8 million.
Income Taxes. The following table presents income taxes for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Provision for (benefit from) income taxes	$1,235	20.6%	$1,024	N/M	$(882)
Percentage of total revenues	1.3%		1.3%		(1.3)%
Effective tax rate	49.7%		N/M		29.4%
N/M = Not Meaningful

Provision for (benefit from) income taxes increased in 2014 due primarily to a change in Income (Loss) Before Income Taxes. For 2013, Provision for (benefit from) income taxes increased primarily due to the tax effect of extinguishing a put option, which increased the Provision for (benefit from) income taxes by $1.0 million.
Segment Results
Domestic Franchise. The following table presents Domestic Franchise Total revenues and Operating Income for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Total revenues	$46,233	14.3%	$40,450	6.5%	$37,998
Percentage of total revenues	47.5%		50.3%		56.7%
Operating Income	21,939	6.8%	20,540	17.4%	17,503
Total revenues for the Domestic Franchise segment increased in 2014 due primarily to the net addition of 15 domestic franchised stores over the comparable period, revenue related to the resale of POS system software licenses of $2.7 million and segment comparable store sales growth of 4.3%. Total revenues for the Domestic Franchise segment increased in 2013 due primarily to the net addition of 57 domestic franchised stores over the comparable period and segment comparable store sales growth of 2.8%.
Operating Income for the Domestic Franchise segment increased in 2014 due to an increase in Total revenues partially offset by an increase in Selling, general and administrative costs. For 2013, Operating Income for the Domestic Franchise segment increased due to an increase in revenue and a reduction of expenditures paid to assist franchise owners with a roll-out of a new uniform program in 2012 and other assistance.
Domestic Company Stores. The following table presents Domestic Company Stores Total revenues and Operating Income (Loss) for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Total revenues	$50,598	29.2%	$39,148	35.9%	$28,813
Percentage of total revenues	51.9%		48.6%		43.1%
Operating Income (Loss)	1,307	N/M	(408)	N/M	(344)
N/M = Not Meaningful
Total revenues for the Domestic Company Stores segment increased in 2014 as a result of the acquisition of 22 stores from franchise owners, the opening of two new Company-owned stores and segment comparable store sales growth of 8.1% which were partially offset by the effects of the divestiture of 10 stores in the fourth quarter of 2013. For 2013, Total revenues for the Domestic Company Stores segment increased due primarily to the acquisition of 19 stores from franchise owners and segment comparable store sales growth of 4.2%.
Operating Income (Loss) for the Domestic Company Stores segment increased in 2014 as a result of a 8.1% increase in comparable store sales and increased operating margins partially offset by an increase in depreciation and amortization related to Company-owned stores portfolio changes. For 2013, Operating Income (Loss) for the Domestic Company Stores segment increased due to the net effect of store portfolio changes and a loss on impairment on some Company-owned stores, partially offset by a 4.2% increase in comparable store sales.
International. The following table presents International Total revenues and Operating Income (Loss) for 2014, 2013 and 2012:

(in thousands)	2014	Change	2013	Change	2012
Total revenues	$568	(36.7)%	$897	N/M	$105
Percentage of total revenues	0.6%		1.1%		0.2%
Operating Income (Loss)	20	N/M	(24)	N/M	(611)
N/M = Not Meaningful
Total revenues for the International segment for 2014 decreased compared to 2013 largely as a result of the recognition of $0.5 million less in development fees related to our expansion in the Middle East. Total revenues for the International segment for 2013 increased compared to 2012 largely as a result of the recognition of $0.8 million in development fees related to our expansion in the Middle East.

Operating Income (Loss) for the International segment for 2014 increased mainly due to the reduction of bad debt expenses by $0.4 million, partially offset by decreased revenues of $0.3 million . Operating Income (Loss) for the International segment for 2013 decreased due to increased revenues of $0.8 million and increased franchising expenses of $0.2 million.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees and principal payments on our debt as well as support to our growth strategy. As a public company, we may also raise additional capital through the sale of equity.
As of December 29, 2014, we had Cash and cash equivalents of $5.1 million and $20.0 million of available borrowings under a revolving credit facility, of which none was drawn. As of December 29, 2014, we had $115.0 million of outstanding indebtedness. No scheduled principal payments are due under our senior secured credit facility until March 30, 2015. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of December 29, 2014, we were in compliance with all of our covenants and other obligations under our senior secured credit facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Twelve Months Ended
(in thousands)	2014	2013	2012
Cash flows from operating activities	$15,509	$9,874	$9,356
Cash flows from investing activities	(9,527)	(15,249)	(5,904)
Cash flows from financing activities	(4,631)	6,613	(5,864)
Effect of exchange rate fluctuations on cash	—	39	1
Total cash flows	$1,351	$1,277	$(2,411)
Cash Flows from Operating Activities
The $5.6 million increase over 2013 in cash provided by operating activities was primarily due to the $3.8 million increase in net income and a $1.3 million increase in non-cash expenses. Net cash provided by operating activities increased by $0.5 million in 2013 compared to 2012 primarily due to an increased net loss of $0.5 million, offset by decreased non-cash expenses of $24,000 less effects of changes in operating assets and liabilities of $1.0 million.
Cash Flows from Investing Activities
In 2014, net cash used by investing activities decreased $5.7 million due to a decrease in cash paid for store acquisitions. In 2013, net cash used in investing activities increased $5.9 million over 2012 due to a $5.5 million increase in cash paid for store acquisitions, an increase in cash paid for property and equipment of $1.7 million related to software and information technology investments, Company-owned store remodels and a $2.0 million investment in Project Pie.
Cash Flows from Financing Activities
Net cash used by financing activities increased in 2014 by $11.2 million due to a decrease in proceeds from the issuance of long-term debt of $55.0 million and an increase in long-term debt payments of $48.6 million, partially offset by the issuance of $59.6 million of common stock, and $30.7 million less paid in preferred dividends and return of invested capital.
Net cash provided by financing activities increased in 2013 by $12.5 million as a result of the net cash received from the 2013 Recapitalization in excess of the payoff of existing long-term debt, preferred dividends, and return of capital to preferred shareholders. During 2012, cash used in financing activities primarily consisted of net cash outflows related to the 2012 Recapitalization, which included the payment of accreted preferred dividends and a return of capital.

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
In connection with its investment in Project Pie, PPH has committed as of December 29, 2014 to fund, upon demand, up to an additional $0.5 million prior to December 2016 through the purchase of additional Series A Preferred Units of Project Pie. The number of units to be purchased will be determined based upon the then-current pre-money valuation of Project Pie. During the twelve months ended December 29, 2014, PPH invested an additional $2.0 million in Series A Preferred Units of Project Pie. Through December 29, 2014, PPH has invested a total of $4.0 million in Project Pie.
As of December 29, 2014, our contractual obligations and other commitments were as follows:

	Payments Due by Year
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$115.0	$2.8	$9.8	$102.4	$—
Operating lease obligations	8.6	2.9	4.0	1.6	0.1
Commitment to purchase additional equity subscriptions (1)	0.5	0.5	—	—	—
Total	$124.1	$6.2	$13.8	$104.0	$0.1

(1)
Represents potential capital funding for Project Pie, in $0.5 million increments, payable on demand, for growth capital through December 2016. In January 2015, subsequent to year-end, we funded the remaining $0.5 million commitment. Additional information can be found in Financial Statements and Supplementary Data in Note 18—Commitments and Contingencies of the accompanying Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We have guaranteed certain operating lease payments related to certain franchised stores through the end of the initial lease period in connection with the divestiture and refranchising of previously Company-owned stores. The maximum aggregate potential liability associated with the guaranteed lease payments is $0.5 million. We believe that none of these guarantees has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our judgments and estimates including those related to revenue recognition, impairment of goodwill and intangible assets, income taxes, advertising costs and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies and estimates are:
Revenue recognition
Sales from Company-owned stores are recognized as revenue when the products are provided to customers. We report revenues net of sales taxes collected from customers and remitted to government taxing authorities. Royalty fees are based on a percentage of sales and are recorded as revenues as the fees are earned and become receivable from the franchise owner. Lease income is recognized in the period earned, which generally coincides with the period the expense is due to the master leaseholder, if a sublease.

Consideration for franchise and development fees that are received in advance of being earned are included as unearned franchise and development fees in our Consolidated Balance Sheets. For fees paid on an installment basis that have otherwise been earned, recognition of revenue is deferred until collectability is certain.
Franchise fees are recognized as revenue when all material services or conditions relating to the store have been substantially performed or satisfied by us, which is typically when a new franchised store begins operations or on the commencement date of the successive franchise agreement. Development fees for the right to develop stores in specific geographic areas are recognized as revenue when all material services or conditions relating to the sale have been substantially performed, which is typically when the first franchised store begins operations in the development area. Development fees determined based on the number of stores to open in an area are deferred and recognized on a pro rata basis after individual franchise agreements are executed for the stores subject to the development agreements and the stores begin operations.
We commenced a system-wide gift card program in 2010 and recognize revenue from gift cards when the gift card is redeemed by a customer. When the likelihood of a gift card being redeemed by a customer is determined to be remote (“gift card breakage”), the value of the unredeemed gift card is recognized by us as a contribution to the advertising fund described below. We determine the gift card breakage rate based upon Company-specific historical redemption patterns.
Accounts and notes receivable
Accounts receivable consist primarily of (a) amounts due from franchise owners for continuing fees that are collected weekly, (b) receivables for supply chain vendor rebates, (c) subleased retail rents, and (d) other miscellaneous receivables. Accounts receivable are stated net of an allowance for doubtful accounts determined by management through an evaluation of specific accounts, considering historical losses and existing economic conditions where relevant.
Notes receivable consist primarily of amounts due from sales of Company-owned stores or specific equipment in training stores. Management reviews the notes receivable on a periodic basis and evaluates the creditworthiness and financial condition of the counterparty to determine the appropriate allowance, if any. In certain cases, we will choose to modify the terms of a note to help a store owner achieve certain profitability targets or to accommodate a store owner while the store owner obtains third-party financing. If the store owner does not repay the note, we have the contractual right to take back ownership of the store or equipment based on the underlying franchise agreement, which therefore minimizes the credit risk to us.
Goodwill and other intangible assets
Goodwill arises from business combinations and represents the excess of the purchase consideration transferred over the fair value of the net assets acquired, including identifiable intangible assets and liabilities assumed. The majority of our goodwill was generated in May 2010 when Lee Equity acquired all of the equity interests of PMI Holdings, Inc. (“Lee Equity Acquisition”), though we have also recognized goodwill upon the acquisition of stores from franchise owners. Goodwill is assigned to reporting units for purposes of impairment testing.
We consider our trade name and trademarks intangible assets to be indefinite-lived intangible assets. These assets were initially recognized in May 2010 upon the Lee Equity Acquisition. Our intangible assets that are not indefinite-lived include franchise relationships and reacquired franchise rights.
Goodwill and intangible assets determined to have an indefinite life are not amortized, but are tested for impairment annually, or more often if an event occurs or circumstances change that indicate an impairment might exist. Management evaluates indefinite-lived assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis and tested for impairment together with long-lived assets.
In performing our annual goodwill impairment test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not, we perform the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount, including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to determine the amount of the impairment. Both the qualitative and quantitative assessments are completed separately with respect to the goodwill of each of our reporting units. We review goodwill for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist. We can bypass the qualitative assessment and move directly to the quantitative assessment for any reporting unit in any period and can elect to resume performing the qualitative assessment in any subsequent period.

Most of our goodwill is attributed to and tested for impairment at the Domestic Franchise segment, which is considered one reporting unit, as the segment does not have any components of a business for which discrete financial information is available and is regularly reviewed by segment management.
In performing our annual impairment test for indefinite-lived intangible assets, we have the option to first assess qualitatively whether it is more likely than not that the indefinite-lived intangible asset is impaired, thus necessitating a quantitative impairment test. We do not calculate the fair value of an indefinite-lived asset and perform the quantitative test unless we determine that it is more likely than not that the asset is impaired. We review indefinite-lived intangible assets for impairment annually, as of the first day of its fourth fiscal quarter, or more frequently if indicators of impairment exist. We can bypass the qualitative assessment and move directly to the quantitative assessment for any indefinite-lived intangible asset in any period and can elect to resume performing the qualitative assessment in any subsequent period.
Impairment of long-lived assets
Long-lived assets are evaluated for recoverability of the carrying amount whenever events and circumstances indicate the carrying amount of an asset may not be fully recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, significant under-performance relative to expected and/or historical results (such as two years of comparable store sales decrease or two years of negative operating cash flows), significant negative industry or economic trends, or knowledge of transactions involving the sale of similar property at amounts below the carrying value.
Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Typically, long-lived assets relating to Company-owned stores are tested for impairment at an individual store level and long-lived assets relating to franchised operations are tested for impairment at each segment level. If the carrying amount of an asset group exceeds the estimated, undiscounted future cash flows expected to be generated by the asset, then an impairment charge is recognized to the extent the carrying amount exceeds the asset group’s fair value. In determining fair value, management considers current results, trends, future prospects, and other economic factors.
Income taxes
We account for income taxes using the asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and the tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The effect of uncertain tax positions would be recorded in the consolidated financial statements only after determining a more likely than not probability that the uncertain tax positions would withstand an examination by tax authorities based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As facts and circumstances change, management reassesses these probabilities and would record any changes in the financial statements as appropriate.
Advertising and marketing costs
We expense media development costs when the advertisement is first aired. All other advertising costs, including contributions to other local and regional advertising programs are expensed when incurred. These costs are included in Store operating costs or Selling, general and administrative expenses based on the nature of the advertising and marketing costs incurred.
Franchised and Company-owned stores in the United States contribute to an advertising fund that we manage on behalf of these stores. In addition, certain supply chain vendors contribute to the advertising fund. Under our franchise agreements and other agreements, the contributions received must be spent on marketing, creative efforts, media support, or other related purposes specified in the agreements and result in no profit recognized. The expenditures are primarily amounts paid to third-parties, but may also include personnel expenses and allocated costs. In accordance with GAAP, contributions to the advertising fund are netted against the related expense.
At each reporting date, to the extent contributions exceed expenditures on a cumulative basis, the excess contributions to the advertising fund are accounted for as a deferred liability and are recorded in accrued expenses in our Consolidated Balance Sheets. If expenditures exceed contributions on a cumulative basis, the excess is recorded as an expense within Selling, general and administrative expenses. Previously recognized expenses may be recovered if subsequent contributions exceed expenditures.

Share-based Compensation
Under our 2010 Amended Management Incentive Plan and our 2014 Management Incentive Plan, we sponsor stock option plans and restricted stock award plans. Restricted stock and stock options vest with the achievement of a time vesting or a performance vesting condition. Compensation expense relating to restricted stock with time vesting conditions is recognized as the portion of the grant date fair value that exceeds any purchase price paid for the stock and is ultimately expected to vest. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. No compensation expense was recognized relating to restricted stock with performance vesting conditions as it was not yet probable for us to meet the performance vesting conditions.
The fair value of stock option awards is estimated on the grant date using a Black-Scholes-Merton option-pricing model. Compensation expense relating to stock option awards with time vesting conditions is recognized as the portion of the grant date fair value that is ultimately expected to vest. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. No compensation expense was recognized relating to stock option awards with performance vesting conditions as it was not yet probable for us to meet the performance vesting conditions.
In addition, prior to the IPO we sold unrestricted common and preferred stock to certain employees and recognized as compensation expense the portion of the fair value that exceeded the purchase price on the issue date.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this annual report on Form 10-K, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see the “Recent Accounting Pronouncements” section in Financial Statements and Supplementary Data in Note 2—Summary of Significant Accounting Policies of the accompanying Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk
We are exposed to market risks from changes in commodity prices. During the normal course of the year, we enter into national pricing commitments for cheese and other food products that are affected by changes in commodity prices and, as a result, our franchised and Company-owned stores are subject to volatility in food costs. We also maintain relationships with multiple suppliers for certain key products, such as cheese. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled and are accounted for as normal purchases.

Interest Rate Risk
We are subject to interest rate risk on our senior secured credit facility. Interest rates on our senior secured credit facility are based on LIBOR, and under specified circumstances we may be required by our lenders to enter into interest rate swap arrangements. A hypothetical 1.0% increase or decrease in the interest rate associated with our senior secured credit facility would have resulted in a $1.1 million change to interest expense on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years ended December 29, 2014, December 30, 2013, and December 31, 2012	57
Consolidated Balance Sheets as of December 29, 2014 and December 30, 2013	58
Consolidated Statements of Shareholders’ Equity for the Fiscal Years ended December 29, 2014, December 30, 2013 and December 31, 2012	59
Consolidated Statements of Cash Flows for the Fiscal Years ended December 29, 2014, December 30, 2013 and December 31, 2012	61
Notes to Consolidated Financial Statements	62
Selected Quarterly Financial Information (unaudited)	95
Report of Independent Registered Public Accounting Firm	96

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Fiscal Year Ended
(In thousands, except share and per share data)	December 29, 2014	December 30, 2013	December 31, 2012
Revenues
Franchise royalties	$39,305	$36,897	$35,113
Franchise and development fees	4,531	4,330	2,826
Company-owned store sales	50,598	39,148	28,813
Lease and other	2,965	120	164
Total revenues	97,399	80,495	66,916

Costs and Expenses
Store operating costs:
Cost of food and packaging	19,686	14,700	10,741
Compensation and benefits	12,673	10,687	8,160
Advertising	5,041	3,820	2,711
Occupancy	2,873	2,365	1,980
Other store operating costs	4,434	3,988	2,961
Selling, general and administrative	29,263	24,180	21,225
Depreciation and amortization	8,052	6,973	6,187
Loss on disposal or impairment of property and equipment	72	847	193
Total costs and expenses	82,094	67,560	54,158
Operating Income	15,305	12,935	12,758

Interest expense	8,098	10,523	10,462
Interest income	(73)	(94)	(94)
Loss on early retirement of debt	4,619	4,029	5,138
Other expense, net	178	44	248
Income (Loss) Before Income Taxes	2,483	(1,567)	(2,996)

Provision for (benefit from) income taxes	1,235	1,024	(882)
Net Income (Loss)	1,248	(2,591)	(2,114)
Net loss attributable to noncontrolling interests	—	19	—
Net Income (Loss) Attributable to Papa Murphy’s	1,248	(2,572)	(2,114)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	—	(2)	4
Total Comprehensive Income (Loss)	$1,248	$(2,574)	$(2,110)

Loss per share of common stock
Basic	$(0.07)	$(2.34)	$(2.33)
Diluted	$(0.07)	$(2.34)	$(2.33)
Weighted average common stock outstanding
Basic	12,101,236	3,847,861	3,673,185
Diluted	12,101,236	3,847,861	3,673,185
 See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except par value and share data)	December 29, 2014	December 30, 2013
Assets
Current Assets
Cash and cash equivalents	$5,056	$3,705
Accounts receivable, net (including related party accounts of $66 and zero, respectively)	5,661	2,430
Notes receivable, net (including related party notes of zero and $39, respectively)	62	837
Inventories	640	495
Prepaid expenses and other current assets	3,423	7,054
Advertising cooperative assets, restricted	149	—
Current deferred tax asset	1,338	1,856
Total current assets	16,329	16,377
Property and equipment, net	12,120	9,660
Notes receivable (including related party notes of zero and $444, respectively), net of current portion	225	444
Goodwill	101,082	96,089
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	44,515	48,744
Deferred finance charges, net	1,485	3,934
Other assets	4,191	2,252
Total assets	$266,949	$264,502
Liabilities and Equity
Current Liabilities
Accounts payable	$3,057	$3,673
Accrued and other liabilities	9,600	9,741
Advertising cooperative liabilities	253	—
Current portion of unearned franchise and development fees	2,848	2,881
Current portion of long-term debt	2,800	1,670
Total current liabilities	18,558	17,965
Long-term debt, net of current portion	112,200	168,330
Unearned franchise and development fees, net of current portion	640	1,113
Deferred tax liability	42,069	41,465
Other long-term liabilities	1,740	1,482
Total liabilities	175,207	230,355
Commitments and contingencies (Note 15)
Equity
Papa Murphy’s Holdings, Inc. Shareholders’ Equity
Series A preferred stock ($0.01 par value; zero and 3,000,000 shares authorized, respectively; zero and 2,853,809 shares issued and outstanding, respectively (aggregate liquidation preference zero and $61,476, respectively))	—	60,156
Series B preferred stock ($0.01 par value; zero and 1,000,000 shares authorized, respectively; zero and 26,551 shares issued and outstanding, respectively (aggregate liquidation preference zero and $722, respectively))	—	741
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,944,308 and 4,347,882 shares issued and outstanding, respectively)	169	43
Additional paid-in capital	117,354	1,555
Stock subscriptions receivable	(100)	(1,197)
Accumulated deficit	(26,125)	(27,373)
Total Papa Murphy’s Holdings, Inc. shareholders’ equity	91,298	33,925
Noncontrolling interests	444	222
Total equity	91,742	34,147
Total liabilities and equity	$266,949	$264,502
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	CUMULATIVE SERIES A PREFERRED STOCK		CUMULATIVE SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	STOCK SUBSCRIP- TION RECEIVABLE	ACCUMU- LATED DEFICIT	ACCUMU- LATED OTHER COMPREH- ENSIVE INCOME (LOSS)	TOTAL PAPA MURPHY’S HOLDINGS, INC. SHARE- HOLDERS’ EQUITY	NON-CON- TROLLING INTERESTS	TOTAL EQUITY
(In thousands)	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, January 2, 2012	2,781	$102,001	—	$—	4,217	$42	$1,206	$(548)	$(2,491)	(2)	$100,208	$—	$100,208
Common stock issuances	—	—	—	—	169	2	399	—	—	—	401	—	401
Common stock repurchases	—	—	—	—	(99)	(1)	(22)	—	(94)	—	(117)	—	(117)
Preferred stock issuances	—	—	27	1,003	—	—	—	—	—	—	1,003	—	1,003
Preferred stock redemptions	(1)	(39)	—	—	—	—	(1)	—	(4)	—	(44)	—	(44)
Preferred stock dividends	—	—	—	—	—	—	(1,277)	—	(11,779)	—	(13,056)	—	(13,056)
Preferred stock return of invested capital	—	(22,106)	—	—	—	—	—	—	—	—	(22,106)	—	(22,106)
Note receivable issued to fund the purchase of stock	—	—	—	—	—	—	—	(340)	—	—	(340)	—	(340)
Stock based compensation expense	—	—	—	—	—	—	91	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	—	—	(2,114)	—	(2,114)	—	(2,114)
Adjustment for foreign currency translation	—	—	—	—	—	—	—	—	—	4	4	—	4
BALANCE, December 31, 2012	2,779	$79,856	27	$1,003	4,287	$43	$396	$(888)	$(16,482)	2	$63,930	$—	$63,930
Common stock issuances	—	—	—	—	57	—	366	—	—	—	366	—	366
Common stock repurchases	—	—	—	—	(88)	(1)	(11)	—	(388)	—	(400)	—	(400)
Preferred stock dividends	—	—	—	—	—	—	(830)	—	(7,931)	—	(8,761)	—	(8,761)
Preferred stock return of invested capital	—	(21,667)	—	(262)	—	—	—	—	—	—	(21,929)	—	(21,929)
Note receivable issued to fund the purchase of stock	—	—	—	—	—	—	—	(309)	—	—	(309)	—	(309)
Stock based compensation expense	—	—	—	—	—	—	61	—	—	—	61	—	61
Reclassification of liability classified put options on 74,491 shares of series A preferred stock and 92,951 shares of common stock	74	1,967	—	—	93	1	1,573	—	—	—	3,541	—	3,541
Initial origination of a noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	241	241
Net loss	—	—	—	—	—	—	—	—	(2,572)	—	(2,572)	(19)	(2,591)
Adjustment for foreign currency translation	—	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)
BALANCE, December 30, 2013	2,854	$60,156	27	$741	4,348	$43	$1,555	$(1,197)	$(27,373)	—	$33,925	$222	$34,147

	CUMULATIVE SERIES A PREFERRED STOCK		CUMULATIVE SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	STOCK SUBSCRIP- TION RECEIVABLE	ACCUMU- LATED DEFICIT	ACCUMU- LATED OTHER COMPREH- ENSIVE INCOME (LOSS)	TOTAL PAPA MURPHY’S HOLDINGS, INC. SHARE- HOLDERS’ EQUITY	NON-CON- TROLLING INTERESTS	TOTAL EQUITY
(In thousands)	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
Common stock issued, net of transaction costs	—	—	—	—	5,840	58	54,590	—	—	—	54,648	—	54,648
Common stock repurchases	—	—	—	—	(156)	(1)	(1,517)	—	—	—	(1,518)	—	(1,518)
Conversion of preferred stock to common stock	(2,854)	(60,156)	(27)	(741)	6,912	69	60,828	—	—	—	—	—	—
Repayment of note receivable issued to fund the purchase of stock	—	—	—	—	—	—	—	1,097	—	—	1,097	—	1,097
Stock based compensation expense	—	—	—	—	—	—	1,898	—	—	—	1,898	—	1,898
Investment by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	222	222
Net income	—	—	—	—	—	—	—	—	1,248	—	1,248	—	1,248
BALANCE, December 29, 2014	—	$—	—	$—	16,944	$169	$117,354	$(100)	$(26,125)	$—	$91,298	$444	$91,742
 See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	December 29, 2014	December 30, 2013	December 31, 2012
Operating Activities
Net income (loss)	$1,248	$(2,591)	$(2,114)
Net income attributable to noncontrolling interests	—	19	—
Net income (loss) attributable to Papa Murphy’s	1,248	(2,572)	(2,114)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	8,052	6,973	6,187
Loss on disposal or impairment of property and equipment	72	847	193
Loss on early retirement of debt	4,619	4,029	5,138
Bad debt expense	—	427	458
Non-cash employee equity compensation	1,898	846	1,115
Amortization of deferred finance charges	563	790	797
Change in operating assets and liabilities
Trade and other receivables	(3,302)	(483)	128
Inventories	(32)	(39)	(215)
Prepaid expenses and other current assets	2,317	(5,006)	(961)
Unearned franchise and development fees	(507)	1	1,545
Accounts payable	(766)	1,021	(162)
Accrued expenses	(365)	(781)	88
Deferred taxes	1,123	944	(957)
Other assets and liabilities	589	2,877	(1,884)
Net cash from operating activities	15,509	9,874	9,356
Investing Activities
Acquisition of property and equipment	(4,067)	(3,037)	(1,343)
Acquisition of stores, less cash acquired	(4,608)	(10,272)	(4,762)
Proceeds from sale of stores	179	29	180
Issuance of notes receivable	—	—	(40)
Payments received on notes receivable	969	31	61
Investment in cost-method investee	(2,000)	(2,000)	—
Net cash from investing activities	(9,527)	(15,249)	(5,904)
Financing Activities
Proceeds from issuance of long-term debt	112,000	167,000	124,200
Payments on long-term debt	(169,900)	(121,280)	(87,647)
Advances on revolver	2,100	1,700	6,500
Payments on revolver	(2,100)	(5,700)	(8,000)
Issuance of preferred stock	—	—	955
Issuance of common stock, net of underwriting fees	59,675	57	109
Repurchases of common stock	(1,518)	(400)	(117)
Redemptions of preferred stock	—	—	(44)
Payment of preferred dividends	—	(8,761)	(13,056)
Return of invested capital	—	(21,929)	(22,106)
Debt issuance and modification costs, including prepayment penalties	(2,717)	(4,315)	(6,658)
Payments received on subscription receivables	1,097	—	—
Costs associated with initial public offering	(3,490)	—	—
Investment by noncontrolling interest holders	222	241	—
Net cash from financing activities	(4,631)	6,613	(5,864)
Effect of exchange rate fluctuations on cash	—	39	1
Net change in cash and cash equivalents	1,351	1,277	(2,411)
Cash and Cash Equivalents, beginning of year	3,705	2,428	4,839
Cash and Cash Equivalents, end of period	$5,056	$3,705	$2,428
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$7,385	$9,769	$9,702
Cash paid during the period for income taxes	$134	$117	$63
Deferred offering costs paid in 2013 reclassified to equity	$1,537	$—	$—
Noncash Supplemental Disclosures of Investing and Financing Activities
Issuance of note receivable for preferred and common stock	$—	$309	$340
Issuance of note payable for acquisition of stores	$2,900	$3,000	$—
Acquisition of property and equipment in accounts payable	$97	$309	$—
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Description of Business
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of December 29, 2014, the Company had 1,461 stores consisting of 1,433 domestic stores (1,342 franchised stores and 91 Company-owned stores) across 38 states, plus 28 franchised stores in Canada and the United Arab Emirates.
Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights.
Public offering and stock split
On May 7, 2014, the Company completed an initial public offering (“IPO”) of 5,833,333 shares of common stock at a price to the public of $11.00 per share. The Company received net proceeds from the offering of $54.6 million after offering fees and expenses. The net proceeds, along with additional cash on hand, were used to repay $55.5 million of the Company’s loans outstanding under the Company’s senior secured credit facility, after which the Company had $112.1 million outstanding under the facility with the revolver undrawn.
Immediately prior to the IPO, the Company amended and restated its certificate of incorporation to reflect the conversion of all outstanding Series A Preferred Stock and Series B Preferred Stock (together, the “Preferred Shares”) to 3,054,318 shares of common stock. The total liquidation preference on the Preferred Shares at the time of conversion was $64.3 million. As part of the IPO, the Company increased its authorized shares from 3,000,000 shares of common stock, $0.01 par value per share, to 200,000,000 shares of common stock, $0.01 par value per share. The Company also authorized the issuance of 15,000,000 shares of preferred stock, $0.01 par value per share, with no shares outstanding.
In connection with the IPO, on May 1, 2014, the Company amended its certificate of incorporation to effect a 2.2630 for 1 stock split of its common stock. Concurrent with the stock split, the Company adjusted the number of shares subject to, and the exercise price of, its outstanding stock option awards under the Company’s 2010 Amended Management Incentive Plan (“2010 Plan”) so that the holders of the options were in the same economic position both before and after the stock split. As a result of the stock split, all previously reported share amounts, including options in these consolidated financial statements and accompanying notes, have been retrospectively restated to reflect the stock split. After the conversion of the Preferred Shares and the stock split, but before the shares were sold in the IPO, the Company had 11,134,070 common shares outstanding.
In 2010, affiliates of Lee Equity Partners, LLC (“Lee Equity”) acquired all of the equity interests of PMI Holdings, Inc. (“Lee Equity Acquisition”). Papa Murphy’s Holdings, Inc. was established as a holding company for PMI Holdings, Inc. and its subsidiaries. This transaction was considered a business combination and was accounted for using the acquisition method of accounting. Assets and liabilities of the Company were recorded at their fair value and the purchase consideration in excess of the fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill.

Note 2 — Summary of Significant Accounting Policies
Principles of consolidation and basis of presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Papa Murphy’s Holdings, Inc., its subsidiaries and certain entities which the Company consolidates as variable interest entities (“VIEs”). The Company reports noncontrolling interests in consolidated entities as a component of equity separate from shareholders’ equity. All significant intercompany transactions and balances have been eliminated.
The Company participates in various advertising cooperatives with its franchise owners established to collect and administer funds contributed for use in advertising and promotional programs in a specific market designed to increase sales and promote the Papa Murphy’s brand. Contributions to the advertising cooperatives are required for both Company-owned and franchised stores and are generally based on a percentage of a store’s sales. The Company maintains certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of the Company's voting rights exercised through Company-owned stores, the Company consolidates certain of these cooperatives for which it is the primary beneficiary. Advertising cooperative assets, consisting primarily of cash received from the Company and franchise owners and accounts receivable from franchise owners, can only be used to settle the obligations of the respective cooperative. Advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs for which creditors do not have recourse to the general credit of a primary beneficiary. Therefore, the Company reports all assets and liabilities of the advertising cooperatives that it consolidates as Advertising cooperative assets, restricted and Advertising cooperative liabilities in the Consolidated Balance Sheets. As the contributions to these advertising and marketing cooperatives are specifically designated and segregated for advertising, the Company does not reflect franchise owner contributions to these cooperatives in its Consolidated Statements of Operations and Comprehensive Income (Loss) or Consolidated Statements of Cash Flows.
Fiscal year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal years 2014, 2013 and 2012 were 52-week years. All references to years relate to fiscal periods rather than calendar periods. References to 2014, 2013 and 2012 are references to fiscal years ended December 29, 2014, December 30, 2013 and December 31, 2012, respectively.
Use of estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include the allowance for doubtful accounts and notes receivable, goodwill and intangible assets and related impairment analysis, fair value of stock based compensation, deferred tax asset valuation allowance, and valuation of put options. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results may differ from those estimates.
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions that periodically exceed federally insured limits. The Company also holds limited funds, to the extent necessary, on deposit outside the United States. The Company makes such deposits with entities it believes are of high credit quality and has not incurred any losses related to these balances. Management believes its credit risk to be minimal.
Accounts receivable
Accounts receivable consist primarily of (a) amounts due from franchise owners for continuing fees that are collected weekly, (b) receivables for supply chain vendor rebates, (c) subleased retail rents, and (d) other miscellaneous receivables. Accounts receivable are stated net of an allowance for doubtful accounts determined by management through an evaluation of specific accounts, considering historical losses and existing economic conditions where relevant. The Company recorded the following allowance for doubtful accounts:

(in thousands)	2014	2013
Allowance for doubtful accounts	$60	$37
Notes receivable
Notes receivable consist primarily of amounts due from sales of Company-owned stores or specific equipment in training stores. Management reviews the notes receivable on a periodic basis and evaluates the creditworthiness and financial condition of the counterparty to determine the appropriate allowance, if any. In certain cases, the Company will choose to modify the terms of a note to help a store owner achieve certain profitability targets or to accommodate a store owner while the store owner obtains third-party financing. If the store owner does not repay the note, the Company has the contractual right to take back ownership of the store or equipment based on the underlying franchise agreement, which therefore minimizes the credit risk to the Company.

Stock subscriptions receivable
On occasion, the Company issues preferred and common stock to certain employees for stock subscriptions receivable, which are not collateralized by the stock. The Company had the following outstanding Stock subscriptions receivable which have been classified as a reduction of equity:

(in thousands)	2014	2013
Stock subscriptions receivable	$100	$1,197
Inventories
Inventories consist principally of food products and packaging supplies for use in Company-owned stores. Inventories are valued at the lower of cost, determined under the first-in, first-out method, or net realizable value.
Property and equipment
Property and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the related lease term, including renewal options to the extent renewals are reasonably assured, not to exceed 10 years.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Life
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 10 years
Restaurant equipment and fixtures	5 to 7 years
Office furniture and equipment	3 to 7 years
Software	3 to 5 years
Vehicles	5 years
Deferred financing costs
Costs incurred to obtain long-term financing are accounted for as a deferred charge and amortized to interest expense over the terms of the respective debt agreements using the effective interest method.
Stock issuance costs
Costs of obtaining new capital by issuing common or preferred stock classified as permanent equity are considered a reduction of the related proceeds, which reduces the carrying value of the related equity capital. Until the close of stock issuance, costs are recorded as other current assets in the Company’s Consolidated Balance Sheets.
Goodwill and other intangible assets
Goodwill arises from business combinations and represents the excess of the purchase consideration transferred over the fair value of the net assets acquired, including identifiable intangible assets and liabilities assumed. The majority of the Company’s goodwill was generated upon the Lee Equity Acquisition in May 2010, though the Company has also recognized goodwill upon the acquisition of stores from franchise owners. Goodwill is assigned to reporting units for purposes of impairment testing.
The Company considers its Trade name and trademarks intangible assets to be indefinite-lived intangible assets. These assets were initially recognized in May 2010 upon the Lee Equity Acquisition. The Company’s intangible assets that are not indefinite-lived include franchise relationships and reacquired franchise rights.
Goodwill and intangible assets determined to have an indefinite life are not amortized, but are tested for impairment annually, or more often if an event occurs or circumstances change that indicate an impairment might exist. Management evaluates indefinite-lived assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis and tested for impairment together with long-lived assets.

In performing its annual goodwill impairment test, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not, it performs the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount, including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to determine the amount of the impairment. Both the qualitative and quantitative assessments are completed separately with respect to the goodwill of each of the Company’s reporting units. The Company reviews goodwill for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist. The Company can bypass the qualitative assessment and move directly to the quantitative assessment for any reporting unit in any period and can elect to resume performing the qualitative assessment in any subsequent period.
Most of the Company’s goodwill is attributed to and tested for impairment at the Domestic Franchise segment, which is considered one reporting unit, as the segment does not have any components of a business for which discrete financial information is available and is regularly reviewed by segment management.
In performing its annual impairment test for indefinite-lived intangible assets, the Company first assesses qualitatively whether it is more likely than not that the indefinite-lived intangible asset is impaired, thus necessitating a quantitative impairment test. The Company does not calculate the fair value of an indefinite-lived asset and perform the quantitative test unless it determines that it is more likely than not that the asset is impaired. The Company reviews indefinite-lived intangible assets for impairment annually, as of the first day of its fourth fiscal quarter, or more frequently if indicators of impairment exist. The Company can bypass the qualitative assessment and move directly to the quantitative assessment for any indefinite-lived intangible asset in any period and can elect to resume performing the qualitative assessment in any subsequent period.
Impairment of long-lived assets
Long-lived assets are evaluated for recoverability of the carrying amount whenever events and circumstances indicate the carrying amount of an asset may not be fully recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, significant under-performance relative to expected and/or historical results (such as two years of comparable store sales decrease or two years of negative operating cash flows), significant negative industry or economic trends, or knowledge of transactions involving the sale of similar property at amounts below the carrying value.
Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Typically, long-lived assets relating to Company-owned stores are tested for impairment at an individual store level and long-lived assets relating to franchised operations are tested for impairment at each segment level. If the carrying amount of an asset group exceeds the estimated, undiscounted future cash flows expected to be generated by the asset, then an impairment charge is recognized to the extent the carrying amount exceeds the asset group’s fair value. In determining fair value, management considers current results, trends, future prospects, and other economic factors.
Assets held for sale
Assets are classified as held for sale when management with the appropriate authority commits to a plan to sell the assets, the assets are available for immediate sale, the assets are actively marketed at a reasonable price, the sale is probable within a year, and certain other criteria are met. Assets designated as held for sale are held at the lower of the net book value or fair value less costs to sell and reported separately on the Consolidated Balance Sheets. Depreciation is not charged against property and equipment classified as assets held for sale.

Asset retirement obligations (“AROs”)
AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is obligated to remove in order to comply with certain lease agreements. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Fair value is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates, and discount rates in effect at the time the lease is signed. Over time, the obligation is accreted to its projected future value and, upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recorded the following ARO liability as a component of other long-term liabilities:

(in thousands)	2014	2013
ARO liability	$1,190	$977
Derivative instruments and hedging activity
Interest rate movements create a degree of risk to the Company’s operations by affecting the amount of its interest payments and the value of its floating rate debt. On occasion, the Company uses derivative instruments to manage its exposure to interest rate changes. By using these instruments, the Company can be exposed to credit risk of the counterparty. The Company minimizes the credit risk by entering into transactions with high credit quality counterparties. The Company has not applied hedge accounting to its derivative instruments. All derivative instruments are measured at fair value. The Company held interest rate cap derivatives that expired in June 2013. Gains or losses resulting from changes in the fair value of the interest rate cap derivatives are recognized as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
Revenue recognition
Company-owned store sales are recognized when products are provided to customers. Franchise royalties are based on a percentage of sales and are recognized as the fees are earned and become receivable from the franchise owner.
Franchise fees are recognized as revenue when all material services or conditions relating to a store have been substantially performed or satisfied by the Company, which is typically when a new franchised store begins operations or on the commencement date of the successive franchise agreement. Development fees for the right to develop stores in specific geographic areas are recognized as revenue when all material services or conditions relating to the sale have been substantially performed, which is typically when the first franchised store begins operations in the development area. Development fees determined based on the number of stores to open in an area are deferred and recognized on a pro rata basis after individual franchise agreements are executed for the stores subject to the development agreements and the stores begin operations.
Consideration for Franchise and development fees received in advance of being earned are included as unearned franchise and development fees in the Company’s Consolidated Balance Sheets. For fees paid on an installment basis that have otherwise been earned, recognition of revenue is deferred until collectability is certain.
Lease and other consists primarily of (a) lease income recognized in the period earned, which generally coincides with the period the expense is due to the master leaseholder, if a sublease, and (b) software license revenue from the resale of point-of-sale (“POS”) software licenses to franchise owners at cost.
The Company commenced a system-wide gift card program in 2010 and recognizes revenue from gift cards when a gift card is redeemed in a Company-owned store. When the likelihood of a gift card being redeemed by a customer is determined to be remote (“gift card breakage”), the value of the unredeemed gift card is recognized by the Company as a contribution to the advertising fund described below. The Company determines the gift card breakage rate based upon Company-specific historical redemption patterns.
Software revenue recognition
The Company recognizes revenues for the resale of software licenses upon delivery to franchise owners to the extent collectability is probable. In an effort to obtain more favorable pricing and expedite the roll-out of POS systems, the Company acquired $4.5 million of POS software licenses in a lump sum purchase in 2013 and resells them to franchise owners at cost.

Advertising and marketing costs
Advertising costs, including contributions to local advertising cooperatives which are based on a percentage of sales, are expensed when incurred except for media development costs which are expensed when the advertisement is first aired. These costs are included in Store operating costs or Selling, general and administrative expenses based on the nature of the advertising and marketing costs incurred.
Franchised and Company-owned stores in the United States contribute to an advertising fund that the Company manages on behalf of these stores. In addition, certain suppliers contribute to the advertising fund. Under our franchise agreements and other agreements, contributions received by the advertising fund must be spent on marketing, creative efforts, media support, or other related purposes specified in the agreements and result in no profit recognized. Contributions to the advertising fund are netted against the related expense. Expenditures of the advertising fund are primarily amounts paid to third-parties, but may also include personnel expenses and allocated costs. At each reporting date, to the extent contributions to the advertising fund exceed expenditures on a cumulative basis, the excess contributions are accounted for as a deferred liability and are recorded in accrued expenses in the Company’s Consolidated Balance Sheets. However, if expenditures exceed contributions on a cumulative basis, the excess is recorded as an expense within Selling, general and administrative expenses. In subsequent periods, previously recognized expenses may be recovered if subsequent contributions exceed expenditures. Advertising expense included in Selling, general and administrative, net of contributions was as follows:

(in thousands)	2014	2013	2012
Advertising expense, net of contributions	$(1,110)	$1,110	$—
Store pre-opening costs
Pre-opening costs, including wages, benefits and travel for the training and opening teams, Cost of food and packaging, and Other store operating costs, are expensed as incurred prior to a store opening for business.
Rent expense
Rent expense for the Company’s leases, which generally have escalating rental payments over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term includes renewal options that are reasonably expected to be exercised and begins when the Company has control and possession of the leased property, which is typically before rental payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent as a component of accrued expenses. Tenant allowances are recorded in deferred rent and amortized as reductions of rent expense over the lease term. Rent expense is included in Store Occupancy costs or Selling, general and administrative expenses, based on the nature of the leased facility.
When a store is closed before the end of its lease, the Company accrues a loss provision for lease termination costs based on the net present value of the contractual, minimum rent obligations reduced by sublease rental income that could be reasonably obtained from the property using a credit-adjusted, risk-free interest rate at the time of closure. Certain other related costs are also included in the loss reserve. The initial charge and any subsequent adjustment to the accrual are included in Store Occupancy costs.
Lease guarantees
On occasion, the Company becomes a guarantor for certain operating leases when it sells a store. The guarantee obligation is initially measured as the fair value of the guarantee, which is recorded as a liability. The Company recognizes its release from risk as a guarantor when the related lease contract is expired or such guarantee obligation is settled. In addition, throughout the guarantee period, the Company records a reserve when any contingent loss becomes probable in connection with such lease guarantee. As of December 29, 2014 and December 30, 2013, the Company’s reserve in connection with lease guarantees was not material.
Other comprehensive income (loss)
Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at each balance sheet date. Equity accounts are translated at their historical rates. Income and expense accounts are translated using monthly average exchange rates. Resulting translation adjustments are included as a component of Accumulated other comprehensive income.

Income taxes
The Company accounts for income taxes using the asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and the tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The effect of uncertain tax positions would be recorded in the consolidated financial statements only after determining a more likely than not probability that the uncertain tax positions would withstand an examination by tax authorities based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As facts and circumstances change, management reassesses these probabilities and would record any changes in the financial statements as appropriate.
As of December 29, 2014 and December 30, 2013, the Company recognized no uncertain tax positions or any accrued interest and penalties associated with uncertain tax positions.
Share-based compensation
Under the 2010 Plan and the Company’s 2014 Management Incentive Plan (“2014 Plan”), the Company sponsors stock option plans and restricted stock award plans. Restricted stock and stock options vest with the achievement of a time vesting or a performance vesting condition. Compensation expense relating to restricted stock with time vesting conditions is recognized as the portion of the grant date fair value that exceeds any purchase price paid for the stock and is ultimately expected to vest. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. No compensation expense has been recognized related to restricted stock with performance vesting conditions as management has determined that it is not yet probable for the Company to meet the performance vesting conditions.
The fair value of stock option awards is estimated on the grant date using a Black-Scholes-Merton option-pricing model. Compensation expense relating to stock option awards with time vesting conditions is recognized as the portion of the grant date fair value that is ultimately expected to vest. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. No compensation expense has been recognized relating to stock option awards with performance vesting conditions as management has determined that it is not yet probable that the Company would meet the performance vesting conditions.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting, recording any assets acquired and liabilities assumed based upon their respective fair values. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The Company uses management estimates based on historically similar transactions to assist in establishing the acquisition date fair values of assets acquired, liabilities assumed, and contingent consideration granted, if any. These estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.
Internal use software
Expenditures for major software purchases and software developed for internal use are capitalized and amortized over the useful life of the software (three to five years) on a straight-line basis. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal-use computer software. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2017 with early adoption prohibited. The standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has not yet selected a transition method. The standard will not impact the Company's recognition of revenue from Company-owned restaurants or its recognition of franchise royalties, which are based on a percentage of franchise sales. The Company is continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as franchise and development fees as well as refranchising of Company-owned restaurants.
The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Note 3 — Acquisitions
Investments
On December 23, 2013, the Company, through its non-wholly owned subsidiary, Project Pie Holdings, LLC (“PPH”), made an initial investment in Project Pie, LLC (“Project Pie”) in the form of series A convertible preferred units (the “Preferred Units”). Project Pie is a fast casual custom-pizza restaurant chain with 17 stores, 13 of which are franchised, located throughout the United States and the Philippines as of December 29, 2014. The amount invested in Project Pie and the percentage of all issued and outstanding common units on a fully converted basis are as follows:

(in thousands)	2014	2013
Investment in Project Pie	$4,000	$2,000
Fully converted common unit ownership	42.1%	25.8%

The Company has determined that its investment in Project Pie is not a variable interest entity and the Company does not have control. The Company does not account for its investment in Project Pie as an equity method investment as the Company’s investment is in preferred units which contain subordination characteristics substantially different from the common units and were determined to not be in-substance common stock. The Company’s investment is classified as a cost method investment in Other assets.
Acquisitions in 2014
On August 18, 2014, Papa Murphy’s Company Stores, Inc. (“PMCSI”), a wholly owned subsidiary of the Company, acquired certain assets used in the operation of nine Papa Murphy’s stores in the Minneapolis, Minnesota area from Drake Enterprises, the previous operator of the nine Papa Murphy’s stores. Transaction costs of $59,000 associated with the acquisition were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price was $3.5 million, which included a holdback of $54,000. As of December 29, 2014, $9,000 remained held back. The acquisition was funded through cash and the issuance of a $2.9 million note payable to the seller (see Note 11—Financing Arrangements). The transaction was accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the consolidated financial statements.
The fair value of the net assets acquired are summarized below (in thousands):

Cash and cash equivalents	$4
Inventories	46
Prepaid expenses and other current assets	33
Property and equipment	546
Reacquired franchise rights	516
Asset retirement obligations	(61)
Total identifiable net assets acquired	1,084
Goodwill	2,369
Total consideration	$3,453
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

Unaudited pro forma information—The unaudited pro forma consolidated revenues and net income (loss) of the Company as though the acquisition date had been as of the beginning of 2013 are as follows:

(in thousands)	2014	2013
Pro forma revenues	$100,307	$85,215
Pro forma net income (loss)	1,208	(2,605)

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
Revenues and net loss from the acquired stores from the closing date of the acquisition included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2014 are as follows (in thousands):

Revenues	$2,039
Net loss	(56)

PMCSI also acquired all of the assets of thirteen stores through six individually immaterial acquisitions during 2014: five stores in Florida, four in Texas, three in Oregon, and one in Washington. The Florida stores were acquired on December 1, 2014, the Texas stores were acquired on December 4, 2014, the Oregon stores were acquired on December 8, 2014, and the Washington store was acquired on November 25, 2014. The Company incurred transaction costs of $6,000 associated with the acquisitions that were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price of the acquired stores was $4.1 million, which included holdbacks totaling $111,000. As of December 29, 2014, $100,000 remained held back. The acquisitions were funded through cash and were accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the consolidated financial statements.
The fair value of the net assets acquired are summarized below (in thousands):

Cash and cash equivalents	$5
Inventories	67
Prepaid expenses and other current assets	58
Property and equipment	1,191
Reacquired franchise rights	292
Asset retirement obligations	(111)
Total identifiable net assets acquired	1,502
Goodwill	2,633
Total consideration	$4,135
Reacquired franchise rights have weighted average useful lives of 2.7 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and, to a lesser extent, economies of scale expected from combining the operations of the acquired entities with that of the Company.
Unaudited pro forma information—The unaudited pro forma consolidated revenues and net income (loss) of the Company as though the acquisition dates had been as of the beginning of 2013 are as follows:

(in thousands)	2014	2013
Pro forma revenues	$102,975	$86,497
Pro forma net income (loss)	1,087	(2,780)

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
Revenues and net loss from the acquired stores from the closing dates of the acquisitions that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2014 are as follows (in thousands):

Revenues	$538
Net loss	(16)

Acquisitions in 2013
On December 16, 2013, PMCSI acquired all of the assets of four stores in Idaho from TBD Business Group and incurred transaction costs of $103,000 associated with the acquisition which were recognized as other store operating costs in the consolidated statement of operations and comprehensive loss. The total purchase price of the acquired stores was $7.0 million, which included a holdback of $34,000 which was paid during 2014. The acquisition was funded through cash, advances on the Company’s senior secured revolving credit facility, and a note payable to the seller for $3.0 million (see Note 11—Financing Arrangements). The transaction was accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the consolidated financial statements.
The fair value of the net assets acquired are summarized below (in thousands):

Cash and cash equivalents	$3
Inventories	31
Prepaid expenses and other current assets	13
Property and equipment	266
Reacquired franchise rights	3,625
Asset retirement obligations	(26)
Total identifiable net assets acquired	3,912
Goodwill	3,135
Total consideration	$7,047
Reacquired franchise rights have weighted average useful lives of 7.9 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and to a lesser extent economies of scale expected from combining the operations of the acquired entities with that of the Company.
Unaudited pro forma information—The unaudited pro forma consolidated revenues and net loss of the Company as though the acquisition date had been as of the beginning of 2012 are as follows:

(in thousands)	2013	2012
Pro forma revenues	$84,523	$71,129
Pro forma net loss	(2,669)	(2,133)
The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense on borrowings used to fund the consideration paid and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of 2012, nor is it intended to be indicative of future operating performance.
Revenues and net loss from the acquired stores from the closing date of the acquisition that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2013 are as follows (in thousands):

Revenues	$168
Net loss	(3)

On November 4, 2013, PMCSI acquired all the assets of four stores, three in Minnesota and one in Wisconsin, from KK Great Pizza, LLC and incurred transaction costs of $56,000 associated with the acquisition which were recognized as other store operating costs in the consolidated statement of operations and comprehensive loss. The total purchase price of the acquired stores was $2.5 million, which included a holdback of $106,000 which was paid during 2014. The acquisition was funded through cash and advances on the Company’s senior secured revolving credit facility and was accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the consolidated financial statements.
The fair value of the net assets acquired are summarized below (in thousands):

Cash and cash equivalents	$3
Inventories	23
Prepaid expenses and other current assets	20
Property and equipment	276
Reacquired franchise rights	547
Asset retirement obligations	(23)
Total identifiable net assets acquired	846
Goodwill	1,604
Total consideration	$2,450
Reacquired franchise rights have weighted average useful lives of 2.5 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and to a lesser extent economies of scale expected from combining the operations of the acquired entities with that of the Company.
Unaudited pro forma information—The unaudited pro forma consolidated revenues and net loss of the Company as though the acquisition date had been as of the beginning of 2012 are as follows:

(in thousands)	2013	2012
Pro forma revenues	$82,843	$69,697
Pro forma net loss	(2,626)	(2,173)
The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense on borrowings used to fund the consideration paid and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of 2012, nor is it intended to be indicative of future operating performance.
Revenues and net loss from the acquired stores from the closing date of the acquisition that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2013 are as follows (in thousands):

Revenues	$473
Net loss	(21)

PMCSI also acquired all of the assets of eleven stores through five individually immaterial acquisitions during 2013: four stores in Washington, four in Minnesota, two in Colorado, and one in Oregon. The Washington stores were acquired on January 9, 2013, the Minnesota stores were acquired on June 4, 2013, the Colorado stores were acquired on July 9, 2013 and October 14, 2013, and the Oregon store was acquired on March 26, 2013. The Company incurred transaction costs of $22,000 associated with the acquisitions that were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price of the acquired stores was $3.9 million which included holdbacks of $6,000. The acquisitions were funded through cash and advances on the Company’s senior secured revolving credit facility and were accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the consolidated financial statements.

The fair value of the net assets acquired are summarized below (in thousands):

Cash and cash equivalents	$6
Inventories	67
Prepaid expenses and other current assets	44
Property and equipment	804
Reacquired franchise rights	759
Asset retirement obligations	(6)
Total identifiable net assets acquired	1,674
Goodwill	2,259
Total consideration	$3,933
Reacquired franchise rights have weighted average useful lives of 2.7 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and to a lesser extent economies of scale expected from combining the operations of the acquired entities with that of the Company.
Unaudited pro forma information—The unaudited pro forma consolidated revenues and net loss of the Company as though the acquisition dates had been as of the beginning of 2012 are as follows:

(in thousands)	2013	2012
Pro forma revenues	$82,499	$72,962
Pro forma net loss	(2,510)	(2,170)
The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense on borrowings used to fund the consideration paid and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of 2012, nor is it intended to be indicative of future operating performance.
Revenues and net loss from the acquired stores from the closing dates of the acquisitions that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2013 are as follows (in thousands):

Revenues	$4,671
Net loss	(186)

Acquisitions in 2012
On December 18, 2012, PMCSI acquired four stores in Idaho and incurred transaction costs of $16,000 associated with the acquisition which were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price of the acquired stores was $4.3 million, which included a holdback of $90,000 paid during 2013. The acquisition was funded through cash and advances on the Company’s senior secured revolving credit facility and was accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the consolidated financial statements.

The fair value of the net assets acquired are summarized below (in thousands):

Cash and cash equivalents	$2
Inventories	34
Prepaid expenses and other current assets	9
Property and equipment	270
Reacquired franchise rights	678
Total identifiable net assets acquired	993
Goodwill	3,302
Total consideration	$4,295
The reacquired franchise rights have weighted average useful lives of 1.8 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and to a lesser extent economies of scale expected from combining the operations of the acquired entities with that of the Company.
Unaudited pro forma information—The unaudited pro forma consolidated revenues and net loss of the Company as though the acquisition date had been as of the beginning of 2011 are as follows:

(in thousands)	2012
Pro forma revenues	$70,610
Pro forma net loss	(2,115)
The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense on borrowings used to fund the consideration paid and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of 2011, nor is it intended to be indicative of future operating performance.
Revenues and net loss from the acquired stores from the closing date of the acquisition that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2012 are as follows (in thousands):

Revenues	$154
Net loss	(1)

PMCSI also acquired two additional stores in Colorado during 2012 and incurred transaction costs of $7,000 associated with the acquisitions which were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). One store was acquired on February 28, 2012 while the other was acquired on August 14, 2012. The total purchase price of the acquired stores was $439,000. The acquisitions were funded through cash and accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the consolidated financial statements.
The fair value of the net assets acquired are summarized below (in thousands):

Cash and cash equivalents	$1
Inventories	10
Prepaid expenses and other current assets	6
Property and equipment	182
Reacquired franchise rights	62
Total identifiable net assets acquired	261
Goodwill	178
Total consideration	$439

The reacquired franchise rights have weighted average useful lives of 3.8 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and to a lesser extent economies of scale expected from combining the operations of the acquired entities with that of the Company.
Unaudited pro forma information—The unaudited pro forma consolidated revenues and net loss of the Company as though the acquisition dates had been as of the beginning of 2012 are as follows:

(in thousands)	2012
Pro forma revenues	$67,330
Pro forma net loss	(2,100)
The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense on borrowings used to fund the consideration paid and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of 2012, nor is it intended to be indicative of future operating performance.
Revenues and net loss from the acquired stores from the closing dates of the acquisition that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2012 are as follows (in thousands):

Revenues	$667
Net loss	(26)

Note 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	2014	2013
Prepaid media development costs	$593	$16
Prepaid rents and insurance	620	458
Equity issuance costs	13	1,537
POS software licenses for resale	1,800	4,548
Other	397	495
Total prepaid expenses and other current assets	$3,423	$7,054
Prepaid media development costs represent costs incurred for advertisements that have not aired. During 2014, the Company recognized $2.7 million in software license revenue upon the resale of POS software licenses to franchise owners at cost. The income from the sale is included in Lease and other revenues and the related expense is recorded in Selling, general and administrative costs on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 5 — Property and Equipment
Property and equipment, net, consists of the following:

(in thousands)	2014	2013
Leasehold improvements	$4,527	$3,317
Restaurant equipment and fixtures	6,950	4,970
Office furniture and equipment	5,312	4,488
Software	3,374	2,157
Vehicles	92	92
Construction in progress	1,153	1,116
	21,408	16,140
Accumulated depreciation and amortization	(9,288)	(6,480)
Property and equipment, net	$12,120	$9,660
Depreciation expense during the periods reported was as follows:

(in thousands)	2014	2013	2012
Depreciation expense	$3,015	$2,405	$2,271
The Company recognized an impairment loss of $0.6 million in 2013 related to certain underperforming Company-owned stores. No impairment loss was recognized during 2014 or 2012.

Note 6 — Disposals
In September 2013, the Company decided to sell nine Company-owned stores located in Wichita, Kansas. On November 11, 2013, the Company completed the sale and refranchise of the nine Company-owned stores for $0.8 million, and recognized a gain of $3,000. In connection with the sale, the acquirer paid $0.1 million in franchise fees. The Company received $0.1 million in cash and a one-year note receivable for $0.8 million in connection with this transaction. This disposition did not meet the criteria for accounting as a discontinued operation.
Current assets and liabilities of these stores were not material. The following is a summary of the assets sold as of November 11, 2013 (in thousands).

Leasehold improvements	$338
Restaurant equipment and fixtures	184
Property and equipment	522
Goodwill	240
Total Assets Held for Sale	$762

Note 7 — Goodwill
The following summarizes changes to the Company’s Goodwill, by reportable segment:

(in thousands)	Domestic Company Stores	Domestic Franchise	Total
Balance at December 31, 2012	$7,786	$81,546	$89,332
Acquisitions	6,997	—	6,997
Disposition	(240)	—	(240)
Balance at December 30, 2013	14,543	81,546	96,089
Acquisitions	5,002	—	5,002
Disposition	(9)	—	(9)
Balance at December 29, 2014	$19,536	$81,546	$101,082
There is no Goodwill associated with the International segment. The Company did not recognize any impairment of goodwill during 2014, 2013 or 2012 as management has concluded that none of its reporting units with a material amount of goodwill are at risk for failing step one of the quantitative assessment. The Company recorded Goodwill disposals in 2014 and 2013 from the sale of Company-owned stores to franchise owners.

Note 8 — Intangible Assets
Intangible assets consist of the following:

	2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Intangible assets subject to amortization:
Franchise relationships	$56,000	$(16,289)	$39,711	16.0
Reacquired franchise rights	7,789	(2,985)	4,804	5.3
Net intangible assets subject to amortization	$63,789	$(19,274)	$44,515	14.7
Intangible assets not subject to amortization
Trade name and trademarks			$87,002

	2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Intangible assets subject to amortization:
Franchise relationships	$56,000	$(12,788)	$43,212	16.0
Reacquired franchise rights	7,027	(1,495)	5,532	5.4
Net intangible assets subject to amortization	$63,027	$(14,283)	$48,744	14.8
Intangible assets not subject to amortization
Trade name and trademarks			$87,002
Reacquired franchise rights were recorded as part of the Company’s acquisitions of franchised stores as discussed in Note 3—Acquisitions. Trade name and trademarks are intangible assets determined to have indefinite lives and are not subject to amortization. Management has concluded that none of its reporting units with a material amount of intangible assets not subject to amortization are at risk for failing step one of the quantitative assessment.

Amortization expense during the periods reported was as follows:

(in thousands)	2014	2013	2012
Amortization expense	$5,037	$4,568	$3,916
The estimated future amortization expense of amortizable intangible assets as of December 29, 2014 is as follows (in thousands):

Fiscal years	2015	$4,896
	2016	4,459
	2017	4,167
	2018	4,017
	2019	3,941
	Thereafter	23,035
		$44,515

Note 9 — Notes Receivable
Notes receivable consist of the following:

(in thousands)	2014	2013
Note issued on sale of Company-owned stores maturing in 2020, bearing interest at 9.0%. Monthly payments of principal and interest of $7 are due through July 2015. Monthly payment amounts increase annually pursuant to an agreed schedule until they reach a monthly maximum of $9 in August 2018. Collateralized by store assets. Note was reclassified from related party notes receivable to third-party notes receivable in 2014 (see Note 21—Related Party Transactions).	$—	$443
Uncollateralized note issued to an employee, maturing in 2017, bearing interest at 0.88%. Note was paid in full in 2014.	—	40
Total related party notes receivable	—	483
Notes issued to finance franchise owners’ purchase of point of sale systems, three year term, maturing during 2014 and bearing interest at 10.5%. Monthly payments of principal and interest due through 2014. Collateralized by POS system terminals. Notes were paid in full in 2014.	—	23
Note issued on the sale of Company-owned stores maturing during 2015, denominated in Canadian dollars, bearing interest at 4%. Monthly payment terms of interest only through 2015. Collateralized by store assets. Note was written off in 2014.	—	825
Note issued on sale of Company-owned stores maturing in 2020, bearing interest at 9.0%. Monthly payments of principal and interest of $7 are due through July 2015. Monthly payment amounts increase annually pursuant to an agreed schedule until they reach a monthly maximum of $9 in August 2018. Collateralized by store assets.	287	—
Note issued on the sale of Company-owned stores maturing during 2014, bearing interest at 8%. Note was paid in full in 2014.	—	775
Total notes receivable	287	2,106
Less allowance for doubtful notes receivable, current portion	—	(825)
Notes receivable, net of allowance for doubtful notes receivable	287	1,281
Less current portion	(62)	(837)
Notes receivable, net of current portion	$225	$444

Note 10 — 2013 and 2012 Recapitalizations
2013 Recapitalization
On October 25, 2013, the Company refinanced its existing long-term debt, consisting of a senior secured term loan and a revolving credit facility (collectively, the “2012 Credit Facility”) (see Note 11—Financing Arrangements). The Company used a portion of the proceeds from its new credit facility and cash on hand to pay accreted dividends and provide a partial return of investment capital to its preferred stockholders. The refinancing also lowered the Company’s cost of capital through lower interest rates on its debt. This transaction is referred to as the “2013 Recapitalization.”
The following is a summary of the sources and uses of the 2013 Recapitalization (in thousands):

New senior secured credit facility	$167,000

Repayment of existing debt, accrued interest and fees	$122,483
Existing debt prepayment penalty	724
Transaction costs incurred on new debt	3,389
Payment of accreted dividends on preferred stock subject to put options	813
Payment of preferred dividend and return of invested capital	30,691
Cash available for acquisitions	8,900
Total uses	$167,000
2012 Recapitalization
On June 11, 2012, the Company refinanced its existing long-term debt, consisting of a senior secured term loan, a revolving credit facility and subordinated note (collectively, the “2010 Credit Facility”) (see Note 11—Financing Arrangements) and issued 25,287 shares of Series B Preferred Stock (see Note 15—Shareholders’ Equity) and 31,552 shares (13,943 pre-stock split) of common stock to the lender of its new second lien credit facility in return for cash of $1.0 million. The Company used a portion of the proceeds from its new credit facilities along with the proceeds from an equity issuance and cash on hand to pay accreted dividends and provide a partial return of investment capital to its preferred stockholders. The refinancing also lowered the Company’s cost of capital through lower interest rates on its debt. These transactions are referred to as the “2012 Recapitalization.”
The following is a summary of the sources and uses of the 2012 Recapitalization (in thousands):

New first and second lien credit facilities	$124,200
Issuance of new preferred and common stock	1,000
Cash on hand	1,493
Total sources	$126,693

Repayment of existing debt, accrued interest and fees	$83,992
Existing debt prepayment penalty	1,769
Transaction costs incurred on new debt	4,828
Payment of accreted dividends on preferred stock subject to put options	942
Payment of preferred dividend and return of invested capital	35,162
Total uses	$126,693

Note 11 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	2014	2013
Senior secured credit facility
Term loan	$112,000	$167,000
Notes payable	3,000	3,000
Total long-term debt	115,000	170,000
Less current portion	(2,800)	(1,670)
Total long-term debt, net of current portion	$112,200	$168,330
Maturities on long-term debt consist of the following:

(in thousands)		Senior Secured Term Loan	Notes Payable	Total
Fiscal Years	2015	$2,800	$—	$2,800
	2016	4,200	—	4,200
	2017	5,600	—	5,600
	2018	5,600	3,000	8,600
	2019	93,800	—	93,800
		$112,000	$3,000	$115,000
The weighted average interest rate across all senior secured credit facilities for 2014, 2013 and 2012 was 5.45%, 6.22% and 8.79%, respectively.
2014 senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of the Company, entered into a new $132.0 million senior secured credit facility (the “2014 Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit sub-facility and a $1.0 million swing-line loan sub-facility. Closing and structuring fees of $1.6 million were incurred as a result of this transaction which will be amortized over the duration of the new loan. The new term loan and any loans made under the revolving credit facility mature in August 2019.
Borrowings under the 2014 Credit Facility bear interest at a rate per annum equal to an applicable margin based on the Company’s consolidated leverage ratio, plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the “Prime Rate” publicly quoted by The Wall Street Journal, (ii) the federal funds rate plus 50 basis points, or (iii) the LIBOR rate with a one-month interest period plus 100 basis points, or (b) a LIBOR rate determined for the specified interest period. The applicable margin for borrowings under the 2014 Credit Facility ranges from 150 to 225 basis points for base rate borrowings and 250 to 325 basis points for LIBOR rate borrowings. The 2014 Credit Facility includes customary fees for loan facilities of this type, including a commitment fee on the revolving credit facility. As of December 29, 2014, the 2014 Credit Facility bore interest under the LIBOR rate option at 3.41%.
The obligations under the 2014 Credit Facility are guaranteed by certain domestic subsidiaries of the Company (the “subsidiary guarantors”) and are secured by substantially all assets of the Company and the subsidiary guarantors. The 2014 Credit Facility also contains customary affirmative and negative covenants that are typical for loan facilities of this type, including covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes, including mergers and consolidations, sell assets, make dividends, distributions and investments, and prepay subordinated indebtedness, subject to customary exceptions. The 2014 Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum interest coverage ratio.
With a maturity date of over one year from December 29, 2014, balances outstanding under the 2014 Credit Facility are classified as non-current on the Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $0.7 million due on the last day of each fiscal quarter commencing on March 29, 2015.

2013 senior secured credit facility
In August 2014, the borrowings under the 2014 Credit Facility refinanced the $177.0 million senior secured credit facility entered into in October 2013 (the “2013 Credit Facility”), which included a $167.0 million senior secured term loan and a $10.0 million revolving credit facility, including a $2.5 million letter of credit sub-facility. The terms of the 2013 Credit Facility were substantially similar to those of the 2014 Credit Facility, except that the applicable margin for borrowings ranged from 300 basis points to 475 basis points for base rate borrowings and 450 to 575 basis points for LIBOR borrowings.
On May 7, 2014, the Company prepaid $55.5 million of its long-term debt under the 2013 Credit Facility in connection with the IPO. A proportionate share of deferred financing costs of $1.2 million were expensed as a Loss on early retirement of debt on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) at the time of this debt prepayment.
Notes payable
PMCSI has a note payable for $3.0 million which bears interest at 5% and matures in December 2018. This note is subordinated to the senior secured credit facility.
As part of the Drake Enterprises store acquisition, PMCSI issued a note payable for $2.9 million to Drake Enterprises in August 2014. The note bore interest at 7% and was scheduled to mature in April 2019 with an acceleration clause in the event of a refinancing of the 2013 Credit Facility. The note was paid in full during September 2014.
Deferred financing costs and prepayment penalties
In conjunction with the 2014 Credit Facility, the Company evaluated the refinancing of the 2013 Credit Facility and determined that the borrowing was extinguished and not modified. Accordingly, unamortized deferred financing costs of $2.3 million from the 2013 Credit Facility and a prepayment penalty of $1.1 million were expensed as a Loss on early retirement of debt. The Company incurred $1.6 million in financing costs which was capitalized and is being amortized using an effective interest rate method.
In conjunction with the 2013 Recapitalization (see Note 10—2013 and 2012 Recapitalizations), the Company evaluated the refinancing of the 2012 Credit Facility and determined that $33.6 million was modified and $87.0 million was extinguished. Accordingly, a prepayment penalty of $0.7 million and unamortized deferred financing costs of $2.9 million associated with the 2012 Credit Facility were expensed as a Loss on early retirement of debt. The Company incurred $3.3 million in financing costs of which $0.4 million was expensed as incurred and $2.9 million was capitalized and amortized using an effective interest rate method.
In conjunction with the 2012 Recapitalization (see Note 10—2013 and 2012 Recapitalizations), the Company evaluated the refinancing of the 2010 Credit Facility and determined that the borrowing was extinguished and not modified. Accordingly, a prepayment penalty of $1.8 million and unamortized deferred financing costs of $3.3 million associated with the 2010 Credit Facility were expensed as a Loss on early retirement of debt. The Company incurred $4.9 million in financing costs which was capitalized and amortized using an effective interest rate method.
Deferred financing costs amortized to interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the periods reported were as follows (in thousands):

(in thousands)	2014	2013	2012
Deferred financing costs amortized to interest expense	$563	$790	$797
Amortization of deferred financing costs in the future is expected to be as follows (in thousands):

Fiscal Years	2015	$321
	2016	330
	2017	319
	2018	313
	2019	202
		$1,485

Note 12 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	2014		2013
(in thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE	FAIR VALUE MEASUREMENTS
Financial assets
Notes receivable (1)	287	288	1,281	1,287	Level 3
Cost-method investments (2)	4,000	5,055	2,000	2,000	Level 3
Financial liabilities
Long-term debt, including current portion thereof (3)	115,000	113,880	170,000	168,882	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(2)	The fair value of cost-method investments was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(3)	The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
Financial instruments not included in the table above consist of cash and cash equivalents, accounts receivable and accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value because of the short-term nature of the accounts.

Note 13 — Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

(in thousands)	2014	2013
Accrued payable for POS software licenses	$—	$2,729
Accrued compensation and related costs	3,670	2,232
Gift cards and certificates payable	2,912	2,829
Accrued interest and non-income taxes payable	745	384
Convention fund balance	271	576
Advertising and development fund	507	—
Unearned product rebates	791	—
Other	704	991
	$9,600	$9,741

Note 14 — Income Taxes
The components of the provision for (benefit from) income taxes are as follows:

(in thousands)	2014	2013	2012
Current tax provision (benefit)
Federal	$9	$9	$(7)
State	103	71	82
	112	80	75
Deferred tax provision (benefit)
Federal	958	299	(883)
State	165	645	(74)
	1,123	944	(957)
Total provision for (benefit from) income taxes	$1,235	$1,024	$(882)
The current and noncurrent components of the net deferred tax assets (liabilities) are as follows:

(in thousands)	2014	2013
Net current deferred income tax asset
Assets
Unearned franchise and development fees	$683	$741
Allowance for uncollectable notes receivable	—	326
Convention and Advertising funds balance	101	216
Compensation accruals	3	159
Gift card accruals	465	445
Other	519	143
Total current deferred tax assets	1,771	2,030
Liabilities
Other	(433)	(174)
Net current deferred income tax asset	$1,338	$1,856

Net noncurrent deferred income tax liability
Assets
Asset retirement obligation	$160	$174
Deferred rent	177	152
Share-based compensation	588	—
Net operating loss	1,874	1,889
Total noncurrent deferred tax assets	2,799	2,215
Liabilities
Fixed asset, goodwill, and intangible asset basis differences	(44,386)	(42,369)
Other	(482)	(1,311)
Net noncurrent deferred income tax liability	$(42,069)	$(41,465)
As of December 29, 2014, the Company had federal and state net operating loss carry forwards of $5.0 million and $3.9 million, respectively. As of December 30, 2013, the Company had federal and state net operating loss carry forwards of $5.1 million and $4.0 million, respectively. The federal and state net operating loss carry forwards begin to expire in 2030 and 2015, respectively. The Company has federal and state credit carryovers of $44,000 and $13,000, respectively, that are a combination of credits that have no expiration date and credits that expire between 2026 and 2027.
At December 29, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. As of December 29, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by federal and major states’ taxing jurisdictions are those for fiscal years 2011 through 2014.
Tax benefits for federal and state net operating loss carry forwards are recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded. The Company has looked to future reversals of existing taxable temporary differences in determining that its federal and state net operating loss carry forwards are more likely than not to be utilized prior to their expiration dates. Consequently, no valuation allowance has been recorded for the deferred tax assets. The Company will continue to evaluate the need for a valuation allowance in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.
A reconciliation of income tax at the United States federal statutory tax rate (using a statutory tax rate of 34%) to income tax expense for the periods reported is as follows:

(in thousands)	2014	2013	2012
Federal income tax provision based on statutory rate	$844	$(534)	$(1,019)
State and local income tax effect	177	65	5
Effect of change in blended state rate	—	408	—
Non-deductible expenses	254	90	197
Tax shortfall created by put option cancelation	—	995	—
Tax credits and other	(40)	—	(65)
Provision for (benefit from) income taxes	$1,235	$1,024	$(882)

Note 15 — Shareholders’ Equity
Preferred stock
Prior to the IPO, the Company’s Preferred Shares had a cumulative preferred dividend of 6.00% per year based on an original liquidation value of $36.68 per share. Upon liquidation of the Company, the holders of the Preferred Shares were entitled to receive the unpaid liquidation value plus accreted dividends before any distribution could be made to the holders of common stock. In addition, the Preferred Shares participated in 20% of all remaining earnings if distributed to common stockholders. The unpaid liquidation value of the Series A and Series B Preferred Shares was $21.14 and $26.80 per share, respectively, as of the IPO. At the IPO, the Preferred Shares were converted into 3,054,318 shares of common stock.
Noncontrolling interests
During 2014 and 2013, the Company received investments by noncontrolling interest holders in PPH. Investment amounts for the reported periods were as follows:

(in thousands)	2014	2013
Additional investment by noncontrolling interest holders in PPH	$222	$241

Note 16 — Share-based Compensation
In May 2010, the Company’s Board of Directors approved the 2010 Plan. In May 2014, the Company’s Board of Directors adopted the 2014 Plan (together with the 2010 Plan, the “Incentive Plans”). With the adoption of the 2014 Plan, the Company discontinued selling stock and issuing awards under the 2010 Plan, but stock previously purchased and awards previously granted under the 2010 Plan remain outstanding.
The Incentive Plans reserve 2,116,747 common shares for equity incentive awards consisting of incentive stock options, non-qualified stock options, restricted stock awards, and unrestricted stock awards.

Restricted common shares
Under the Incentive Plans, the Company has issued 610,084 and 753,783 shares of restricted common stock to eligible employees as of December 29, 2014 and December 30, 2013, respectively. The restricted common stock is subject to either time or performance vesting conditions. Time vesting shares under the 2010 Plan generally vest 20% on each of the five anniversaries of the sale date. Time vesting shares under the 2014 Plan generally vest 100% on the one-year anniversary of the grant date. Performance vesting shares vest when the volume-weighted average closing price per share of Papa Murphy’s common stock equals or exceeds $22.00 per share for 90 consecutive trading days. To the extent the fair value on the date of the sale or award exceeds the sale price, if any, the excess is recognized as compensation expense as a component of Selling, general and administrative expenses. The compensation expense is recognized over the requisite service period on a straight line basis for time vesting shares. As it is not yet deemed probable to meet the performance condition, no compensation expense has been recognized related to performance vesting shares.
The Company has a right to repurchase shares sold to employees under the 2010 Plan in the case of a qualifying sale, bankruptcy event, or a termination event of the employee who purchased shares. Unvested shares as of the date of these events, including a grantee’s resignation, are repurchased at the original sale price. Since the IPO, the Company generally does not repurchase vested shares from terminated employees.
Information with respect to restricted stock sales is as follows:

	NUMBER OF SHARES OF RESTRICTED COMMON STOCK
	TIME VESTING	PERFORMANCE VESTING	WEIGHTED AVERAGE SALE/GRANT DATE FAIR VALUE PER SHARE
Unvested, 2013	243,475	236,707	$2.49
Granted	6,815	—	8.80
Vested	(109,368)	(4,555)	4.36
Forfeited/Repurchased	(13,272)	(16,596)	2.50
Unvested, 2014	127,650	215,556	$2.27
Fair value information for restricted stock during the periods reported is as follows:

(in thousands, except per share amounts)	2014	2013	2012
Weighted average sale/grant date fair value per share	$8.80	$8.67	$4.78
Total fair value of shares issued	$60	$490	$650
Total fair value of shares vested	$509	$105	$37
Stock options
Under the Incentive Plans, the Company has issued 945,149 and zero stock options to eligible employees as of December 29, 2014 and December 30, 2013, respectively. The stock options are subject to either time or performance vesting conditions. Time vesting options awarded generally vest 25% on each of the four anniversaries of the grant date. Performance vesting options vest when the volume-weighted average closing price per share of Papa Murphy’s common stock equals or exceeds $22.00 per share for 90 consecutive trading days. The grant date fair value is recognized as compensation expense as a component of Selling, general and administrative expenses. The compensation expense is recognized over the requisite service period on a straight line basis for time vesting options. As it is not yet deemed probable to meet the performance condition, no compensation expense has been recognized related to performance vesting options.

Information with respect to stock option activity is as follows:

	NUMBER OF SHARES SUBJECT TO OPTIONS
	TIME VESTING	PERFORMANCE VESTING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, 2013	—	—	$—
Granted	740,932	231,655	11.16
Exercised	—	—	—
Forfeited	(18,625)	(8,813)	11.00
Outstanding, 2014	722,307	222,842	$11.16	9.3 years	$183
Exercisable, 2014	367,660	—	$11.22	9.3 years	$66
Vested and expected to vest at 2014	669,110	189,416	$11.17	9.3 years	$165
Fair value information for options granted and vested and the intrinsic value of options exercised during the periods reported are as follows:

(in thousands, except per share amounts)	2014
Weighted average grant date fair value per share	$4.27
Total fair value of awards granted	$4,151
Total fair value of awards vested	$1,635
Total intrinsic value of options exercised	$—
There were no options granted during 2013 or 2012.
Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans for 2014, 2013 and 2012 were as follows:

(in thousands)	2014	2013	2012
Stock compensation expense	$1,898	$61	$91
Income tax benefits associated with stock compensation expense	626	23	39

As of December 29, 2014, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $1.5 million and the remaining weighted average contractual life was 2.1 years.
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
During the reported periods prior to the IPO, the Company assumed the following:

	2014 (1)	2013	2012
Risk free rate	0.36%	0.10~0.50%	0.29~0.57%
Volatility of the underlying assets	45%	35~45%	30~40%
Estimated time until a liquidation event	(2)	(3)	2.5~3.3 years
Marketability discount—common stock	(2)	(3)	30~35%
Marketability discount—preferred stock	(2)	(3)	15~20%

(1)	The last valuation of the Company was performed as of March 31, 2014.

(2)
On July 1, 2013, the Company began to apply a probability weighted expected return method, where equity values were calculated using an option pricing model under IPO and non-IPO scenarios and each value was weighted based on estimated probability of occurrence. During the period, 0.58~1.75 years were used as estimated time until a liquidation event and 10~25% and 8~15% of marketability discount were used for common and preferred stock, respectively, depending on an IPO or non-IPO scenarios. As of March 31, 2014, the date of the last valuation performed by the Company, a 95% weight was given to the IPO scenario.

(3)
During the period, 0.25~2.50 years were used as estimated time until a liquidation event and 13~30% and 8-15% of marketability discount were used for common and preferred stock, respectively, depending on an IPO or non-IPO scenarios, respectively. As of December 30, 2013, a 80% weight was given to the IPO scenario.

The fair value of the stock option awards granted during the periods reported was estimated with the following weighted-average assumptions.

2014
Risk free rate	2.05%
Expected volatility	35.0%
Expected term	6.3 years
Expected dividend yield	0.0%

There were no options granted during 2013 or 2012.
Preferred and common stock subject to put options
In July 2011, the Company entered into a share repurchase and put option agreement with an executive officer, pursuant to which the executive officer had the right and option to have the Company repurchase 74,491 shares of unrestricted preferred stock and 92,951 shares (41,075 pre-stock split) of unrestricted common stock (“Put Option”).
The change in the fair value of the Put Option during 2013 and 2012 resulted in additional compensation expense of $0.8 million and $1.0 million, respectively. In December 2013, the share repurchase and put option agreement was canceled.

Note 17 — Earnings per Share (EPS)
The number of shares and earnings per share (“EPS”) data for all periods presented are based on the historical weighted-average shares of common stock outstanding. Prior to the IPO, the Company’s cumulative preferred stockholders were entitled to participate in 20% of all remaining earnings or dividends if distributed to common stockholders. As such, the Company has calculated EPS using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings.
Basic EPS is calculated by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted EPS is calculated using income available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period, which includes unvested restricted common stock and outstanding stock options. Diluted EPS considers the effect of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table sets forth the computations of basic and diluted EPS:

(in thousands, except per share data)	2014	2013	2012
Earnings:
Net income (loss)	$1,248	$(2,591)	$(2,114)
Less: Net loss from noncontrolling interests	—	19	—
Net income (loss) attributable to Papa Murphy’s	1,248	(2,572)	(2,114)
Less: cumulative Series A and B Preferred dividends not subject to put options	(2,150)	(6,419)	(6,448)
Net loss available to common stockholders	$(902)	$(8,991)	$(8,562)
Shares:
Basic weighted average common shares outstanding	12,101	3,848	3,673
Dilutive effect of restricted equity awards (1)	—	—	—
Diluted weighted average number of shares outstanding	12,101	3,848	3,673
Loss per share:
Basic loss per share	$(0.07)	$(2.34)	$(2.33)
Diluted loss per share	$(0.07)	$(2.34)	$(2.33)

(1)
The Company’s potential common stock instruments such as stock options and restricted stock were not included in the computation of diluted EPS for 2014, 2013 and 2012 as the effect of including these shares in the calculation would have been anti-dilutive. An aggregated total of 344,000 , 269,000 and 416,000 potential common shares have been excluded from the diluted EPS calculation for 2014, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

Note 18 — Commitments and Contingencies
Commitment to purchase additional equity subscriptions
In connection with its investment in Project Pie, PPH has committed as of December 29, 2014 to fund, upon demand, up to an additional $0.5 million prior to December 2016 through the purchase of additional Preferred Units of Project Pie. The number of units to be purchased will be determined based upon the then-current pre-money valuation of Project Pie. During 2014, PPH invested $2.0 million in Preferred Units of Project Pie. As of December 29, 2014, PPH has invested $4.0 million in Preferred Units of Project Pie.
Operating lease commitments
The Company leases facilities and various office equipment under non-cancelable operating leases which expire through August 2024. Lease terms for its store units are generally for five years with renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.
The Company has entered into operating leases that it has subleased to three franchised stores. These operating leases have minimum base rent terms and contingent rent terms if individual franchised store sales exceed certain levels and have terms expiring on various dates from May 2015 to January 2016.

As of December 29, 2014, future minimum payments under the non-cancelable operating leases, excluding contingent rent obligations, are as follows:

(in thousands)		Total lease minimum payments	Sublease income	Net lease minimum payments
Fiscal years	2015	$2,895	$50	$2,845
	2016	2,589	2	2,587
	2017	1,467	—	1,467
	2018	1,040	—	1,040
	2019	539	—	539
	Thereafter	62	—	62
		$8,592	$52	$8,540
Rent expense for 2014, 2013 and 2012 was $3.6 million, $3.1 million and $2.5 million, respectively.
Lease guarantees
The Company is the guarantor for operating leases of eight franchised stores that have terms expiring on various dates from July 2015 to September 2018. The obligations from these leases will generally continue to decrease over time as the leases expire. As of December 29, 2014, the Company does not believe it is probable it would be required to perform under the outstanding guarantees. The applicable franchise owners continue to have primary liability for these operating leases.
As of December 29, 2014, future commitments under these leases are as follows (in thousands):

Fiscal Years	2015	$227
	2016	129
	2017	82
	2018	13
		$451
Legal proceedings
The Company is currently subject to litigation with a group of franchise owners. In January 2014, six franchise owner groups claimed that the Company misrepresented sales volumes, made false representations to them and charged excess advertising fees, among other things. The Company engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but was unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, including those franchise owners that previously made the allegations described above, filed a lawsuit against the Company in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by the Company in that lawsuit, the court ruled on July 9, 2014 that certain of the plaintiffs’ claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with the Company prior to filing the lawsuit must mediate with the Company in good faith, and that their claims shall be stayed until they have completed mediating with the Company in good faith.
On June 18, 2014, an additional 16 franchise owner groups, represented by the same counsel as the plaintiffs described above, filed a lawsuit in the Superior Court in Clark County, Washington making essentially the same allegations as made in the lawsuit described above and seeking declaratory and injunctive relief, as well as monetary damages. The court consolidated the two lawsuits into a single case and ordered that the plaintiffs in the new lawsuit, none of whom had mediated with the Company prior to filing the lawsuit, must do so, and that their claims be stayed until they have done so.
In October 2014, the Company engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, the Company has now reached resolution with nine of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. In addition, some of the claims have been dismissed without prejudice and, as a result, those plaintiffs could refile their claims if various contingencies are not met and the Company therefore provides no assurance that those dismissals will actually occur or remain in effect.
In February 2015, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of the Company’s former and current franchise sales staff as additional individual defendants. As before, the Company believes the allegations in this litigation lack merit and, for those plaintiffs with whom the Company is unable to reach resolution, the Company will continue to vigorously defend its interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. The Company provides no assurance that it will be successful in its defense of these lawsuits; however, it does not currently expect the cost of resolving them to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
In addition to the foregoing, the Company is subject to routine legal proceedings, claims, and litigation in the ordinary course of its business. The Company may also engage in future litigation with franchise owners to enforce the terms of franchise agreements and compliance with brand standards as determined necessary to protect the Company’s brand, the consistency of products and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 19 — Retirement Plans
The Company has a defined contribution benefit plan, qualified under Section 401(k) of the Internal Revenue Code, covering all eligible employees. Plan participants may receive up to a 3.00% matching contribution up to the limits established by the plan and by the Internal Revenue Service and are vested immediately. The following table shows the Company’s contributions to the plan for the reported periods:

(in thousands)	2014	2013	2012
Retirement plan contributions	$276	$257	$289

Note 20 — Related Party Transactions
Advisory services and monitoring agreement
Prior to the IPO, the Company was a party to an advisory services and monitoring agreement with affiliates of Lee Equity. In accordance with the terms of the agreement, the Company paid Lee Equity for ongoing advisory and monitoring services, such as management consulting, financial analysis, and other related services. As compensation, the Company paid an annual fee of $0.5 million in four equal quarterly installments, plus direct expenses incurred which are included in Selling, general and administrative costs. The agreement did not call for a minimum level of services to be furnished and provided that fees paid to Lee Equity could be deferred at the discretion of Lee Equity or by the Company’s senior secured credit facility, if required.
On May 7, 2014, the Company completed the IPO and paid Lee Equity $1.5 million in accordance with the terms of the agreement. With the completion of the IPO, the advisory services and monitoring agreement between the Company and Lee Equity was terminated.
Employee loans related to share purchases
In connection with share-based compensation, the Company has made several loans to certain officers and non-officer employees of the Company (see Note 16—Share-based Compensation). Loans made in connection with the issuance of the Company’s equity have been recognized in Stock subscriptions receivable as a reduction of total equity.
In March 2014, the Company entered into agreements with certain executive officers to repurchase an aggregate of 109,779 shares of common stock (48,516 shares pre-stock split) at a price of $11.85 per share ($26.80 per share pre-stock split), for a total purchase price of $1.3 million. Included among the repurchased shares were 31,707 shares of common stock (14,014 shares pre-stock split), for which vesting terms were accelerated in connection with the repurchase. The

Company received a payment of $1.0 million from the same executive officers to repay their outstanding stock subscription receivables. Concurrent with the share repurchase, the Company entered into agreements with the same executive officers to issue 109,779 stock options (48,516 stock options pre-stock split) to purchase shares at an exercise price of $11.85 per share ($26.80 per share pre-stock split), including 78,072 fully vested options (34,502 options pre-stock split) and 31,707 options (14,014 options pre-stock split) subject to time-based or market condition-based vesting provisions. In connection with the acceleration of vesting and the issuance of the fully vested options, the Company recorded stock-based compensation expense of $0.5 million in 2014.
All loans made to officers of the Company were repaid prior to the IPO. Some loans made to non-officer employees of the Company were still outstanding at the time of the IPO. As of December 29, 2014 and December 30, 2013, the Company had Stock subscriptions receivable of $0.1 million and $1.2 million, respectively.
Notes receivable
On August 18, 2009, the Company obtained a note receivable from a third-party in connection with the sale and refranchising of Company-owned stores (see Note 9—Notes Receivable). Subsequently, in March 2011 a member of the third-party became an employee of the Company. As of June 30, 2014, the member of the third-party ceased to be an employee of the Company. During the second quarter of 2014, the notes receivable outstanding balance of $0.3 million was reclassified from related party notes receivable to third-party notes receivable. The outstanding balance of the note receivable as of December 30, 2013 was $0.4 million.
Related party revenue
During 2014, the Company was party to transactions to sell services to Project Pie, a cost-method investee. The Company recorded revenues of $109,000 in 2014, which are recorded as Lease and other revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 29, 2014, the Company had an Accounts receivable balance from Project Pie of $66,000.

Note 21 — Segment Information
The Company has the following reportable segments: (i) Domestic Company Stores; (ii) Domestic Franchise; and (iii) International. The Domestic Company Stores segment includes operations with respect to Company-owned stores in the United States and derives its revenues from retail sales of pizza and side items to the general public. The Domestic Franchise segment includes operations with respect to franchised stores in the United States and derives its revenues from franchise and development fees and the collection of franchise royalties from the Company’s franchise owners located in the United States. The International segment includes operations related to the Company’s operations outside the United States and derives its revenues from franchise and development fees and the collection of franchise royalties from franchises located outside the United States.

The following tables summarize information on profit or loss and assets for each of the Company’s reportable segments:

(in thousands)	2014	2013	2012
Revenues
Domestic Franchise	$46,233	$40,450	$37,998
Domestic Company Stores	50,598	39,148	28,813
International	568	897	105
Total	$97,399	$80,495	$66,916
Segment Operating Income (Loss)
Domestic Franchise	$21,939	$20,540	$17,503
Domestic Company Stores	1,307	(408)	(344)
International	20	(24)	(611)
Other	(7,961)	(7,173)	(3,790)
Total	$15,305	$12,935	$12,758
Depreciation and amortization
Domestic Franchise	$5,046	$4,753	$4,745
Domestic Company Stores	2,975	2,193	1,408
International	31	27	34
Total	$8,052	$6,973	$6,187
Interest expense
Domestic Franchise	$—	$—	$—
Domestic Company Stores	2,591	1,555	792
International	—	—	—
Other	7,933	10,517	10,462
Total	10,524	12,072	11,254
Elimination of intersegment interest expense	(2,426)	(1,549)	(792)
Total Consolidated	$8,098	$10,523	$10,462
Interest income
Domestic Franchise	$(2)	$(9)	$(56)
Domestic Company Stores	(44)	(50)	—
International	(27)	(35)	(38)
Other	(2,426)	(1,549)	(792)
Total	(2,499)	(1,643)	(886)
Elimination of intersegment interest income	2,426	1,549	792
Total Consolidated	$(73)	$(94)	$(94)
Provision for (benefit from) income taxes
Domestic Franchise	$—	$—	$—
Domestic Company Stores	—	—	—
International	9	9	—
Other	1,226	1,015	(882)
Total	$1,235	$1,024	$(882)

	December 29, 2014	December 30, 2013
Total Assets
Domestic Franchise	$155,603	$139,471
Domestic Company Stores	34,953	29,489
International	447	515
Other (1)	146,483	119,375
Total	$337,486	$288,850
Elimination of intersegment assets:
Intercompany note	(27,360)	(21,690)
Intercompany receivables	(43,177)	(2,658)
Total Consolidated	$266,949	$264,502

(1)	Other assets which are not allocated to the individual segments primarily include trade names & trademarks, unamortized deferred financing charges, and an intercompany note.
All long-lived assets are held within the United States. The following table summarizes revenues by geographic area:

(in thousands)	2014	2013	2012
Revenues
United States	$96,831	$79,598	$66,811
International	568	897	105
Total	$97,399	$80,495	$66,916

Note 22 — Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company's consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 17, 2015, the date the consolidated financial statements were issued.
In January 2015, PPH invested an additional $0.5 million in Preferred Units of Project Pie. Including this transaction, PPH has invested $4.5 million in Preferred Units of Project Pie. Additionally, in March 2015, the Company issued a short-term related party note receivable to Project Pie for $250,000. The note bears interest at 13% and matures in June 2015.
In March 2015, PMCSI completed the purchase of certain assets used in the operation of six Papa Murphy's stores in the Seattle, Washington area from M2AD Management, Inc., the previous operator of the six Papa Murphy's stores. The total purchase price of $4.0 million was paid for with existing cash and included a holdback of $26,000. PMCSI also agreed to assume lease agreements for the six acquired stores which have expiration dates ranging from July 2016 to May 2020. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. Allocation of the purchase price to goodwill and identifiable net assets acquired will be subject to the final determination of the purchase price and the valuation of the net assets acquired.

Note 23 — Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated:

(in thousands, except per share data)	Q1	Q2	Q3	Q4
2014
Revenue	$25,117	$21,846	$22,169	$28,267
Operating Income	4,600	812	3,525	6,368
Net Income (Loss)	819	(1,607)	(788)	2,824
Basic (loss) earnings per share	$(0.20)	$(0.19)	$(0.05)	$0.17
Diluted (loss) earnings per share	$(0.20)	$(0.19)	$(0.05)	$0.17

2013
Revenues	$19,593	$19,122	$19,129	$22,651
Operating Income	3,771	3,165	1,909	4,090
Net Income (Loss)	711	(6)	(395)	(2,901)
Basic loss per share	$(0.23)	$(0.42)	$(0.52)	$(1.15)
Diluted loss per share	$(0.23)	$(0.42)	$(0.52)	$(1.15)
The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Papa Murphy’s Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Papa Murphy’s Holdings, Inc. and subsidiaries (the “Company”) as of December 29, 2014 and December 30, 2013, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2014. Our audits of the consolidated financial statements included the accompanying financial statement schedules listed in the index appearing under Item 15(a)(2) on page 99. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa Murphy’s Holdings, Inc. and subsidiaries as of December 29, 2014 and December 30, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules, when read in conjunction with the related consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Moss Adams LLP
Portland, Oregon
March 17, 2015

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.”
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to directors and executive officers is included under “Board of Directors,” “Nominees for Director,” “Continuing Directors,” “Board Meetings and Committees,” ”Director Nomination Procedures,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance Guidelines and Code of Business Ethics and Conduct” in our Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information with respect to executive compensation is included under “Director Compensation” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under “Retirement Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under “Certain Relationships and Related Person Transactions” and “Director Independence” in our Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is included under “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.
1.	Financial Statements:
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years ended December 29, 2014, December 30, 2013, and December 31, 2012	57
	Consolidated Balance Sheets as of December 29, 2014 and December 30, 2013	58
	Consolidated Statements of Shareholders’ Equity for the Fiscal Years ended December 29, 2014, December 30, 2013 and December 31, 2012	59
	Consolidated Statements of Cash Flows for the Fiscal Years ended December 29, 2014, December 30, 2013 and December 31, 2012	61
	Notes to Consolidated Financial Statements	62
	Report of Independent Registered Public Accounting Firm	96
2.	Financial Statement Schedule:
	Schedule I - Condensed Financial Information of the Registrant	101
	Schedule II - Valuation and Qualifying Accounts	105
	All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements or the notes thereto.
3.	Exhibits:

		INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE
3.1	Fifth Amended and Restated Certificate of Incorporation of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.2	May 13, 2014
4.1	Form of Common Stock Certificate.	S-1/A	333-194488	4.1	April 28, 2014
4.2	Second Amended and Restated Stockholders’ Agreement.	8-K	001-36432	4.1	May 13, 2014
10.1‡	Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.1	April 4, 2014
10.2	Stockholder’s Agreement	8-K	001-36432	10.1	May 13, 2014
10.3	Credit agreement, dated as of August 28, 2014 among PMI Holdings, Inc., General Electric Capital Corporation and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 13, 2014
10.4†	Credit Agreement, dated as of October 25, 2013 among PMI Holdings, Inc., Golub Capital LLC and the other financial institutions party thereto.	S-1/A	333-194488	10.3	April 4, 2014
10.5	Security Agreement, dated as of October 25, 2013 among PMI Holdings, Inc., Golub Capital LLC and the other financial institutions party thereto.	S-1/A	333-194488	10.4	April 4, 2014
10.6‡	Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.5	April 28, 2014
10.7	Form of Franchise Agreement.	S-1/A	333-194488	10.6	April 4, 2014
10.8	Form of Area Development Agreement.	S-1/A	333-194488	10.7	April 4, 2014
10.9	Form of Multiple Store Commitment Letter and Amendment to Franchise Agreement.	S-1/A	333-194488	10.8	April 4, 2014
10.10‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 24, 2011 among PMI Holdings, Inc. and John Barr.	S-1/A	333-194488	10.10	April 4, 2014
10.11‡	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement dated as of December 30, 2013 among PMI Holdings, Inc. and John Barr.	S-1/A	333-194488	10.11	April 4, 2014

10.12‡	Executive Employment and Non-Competition Agreement dated as of May 25, 2011 among PMI Holdings, Inc. and Ken C. Calwell.	S-1/A	333-194488	10.12	April 4, 2014
10.13‡	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Kevin King.	S-1/A	333-194488	10.13	April 4, 2014
10.14‡	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Victoria T. Blackwell.	S-1/A	333-194488	10.14	April 4, 2014
10.15‡	Executive Employment and Non-Competition Agreement dated as of January 7, 2013 among PMI Holdings, Inc. and Jayson Tipp.	S-1/A	333-194488	10.15	April 4, 2014
10.16‡	Resignation of Employment and Separation Agreement dated as of June 3, 2013.	S-1/A	333-194488	10.17	April 4, 2014
10.17‡	Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Mark Hutchens.	S-1/A	333-194488	10.18	April 4, 2014
10.18‡	First Amendment to Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Ken Calwell.	S-1/A	333-194488	10.19	April 4, 2014
10.19‡	Form of Stock Option Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.20	April 21, 2014
10.20‡	Form of Stock Option Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.21	April 21, 2014
10.21‡	Form of Restricted Stock Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.22	April 21, 2014
10.22‡	Form of Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.23	April 21, 2014
10.23‡	Form of Amendment to the Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.24	April 21, 2014
10.24‡	Form of Stock Option Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.25	April 21, 2014
10.25‡	Form of Restricted Stock Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.26	April 21, 2014
10.26	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its directors and executive officers.	S-1/A	333-194488	10.27	April 21, 2014
10.27	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its sponsor-affiliated directors.	S-1/A	333-194488	10.28	April 21, 2014
10.28‡	Form of Stock Option Agreement subject to performance-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.29	April 28, 2014
10.29‡	Executive Employment and Non-Competition Agreement between PMI Holdings, Inc. and Dan Harmon.	S-1/A	333-194488	10.30	April 28, 2014
21.1	List of Subsidiaries of the Registrant.	S-1/A	333-194488	21.1	April 4, 2014
23.1*	Consent of Moss Adams LLP
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
*    Filed herewith
†    Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission
‡    A management contract or compensatory plan or arrangement

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)

	Fiscal Year
(in thousands)	2014	2013	2012
Equity in earnings (losses) of subsidiaries	$4,046	$(1,159)	$(2,831)
Selling, general and administrative expense	1,392	343	66
Operating Income (Loss)	2,654	(1,502)	(2,897)

Other expense, net	180	56	105
Income (Loss) Before Income Taxes	2,474	(1,558)	(3,002)

Provision for (benefit from) income taxes	1,226	1,014	(888)
Net Income (Loss)	1,248	(2,572)	(2,114)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	$—	$(2)	$4
Total Comprehensive Income (Loss)	$1,248	$(2,574)	$(2,110)
See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Balance Sheets

(in thousands except par value and share data)	December 29, 2014	December 30, 2013
Assets
Current Assets
Prepaid expenses and other current assets	$304	$1,668
Due from consolidated affiliates	—	826
Current deferred tax asset	1,338	1,856
Total current assets	1,642	4,350
Investment in affiliates	135,853	71,034
Total assets	$137,495	$75,384
Liabilities and Equity
Current Liabilities
Other current liabilities	$153	$14
Due to consolidated affiliates	3,994	—
Total current liabilities	4,147	14
Deferred tax liability	42,069	41,465
Total liabilities	$46,216	$41,479
Commitments and contingencies	—	—
Shareholders’ Equity
Series A preferred stock ($0.01 par value; zero and 3,000,000 shares authorized, respectively; zero and 2,853,809 shares issued and outstanding, respectively (aggregate liquidation preference zero and $61,476, respectively))	—	60,156
Series B preferred stock ($0.01 par value; zero and 1,000,000 shares authorized, respectively; zero and 26,551 shares issued and outstanding, respectively (aggregate liquidation preference zero and $722, respectively))	—	741
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,944,308 and 4,347,882 shares issued and outstanding, respectively)	169	43
Additional paid-in capital	117,354	1,555
Stock subscription receivable	(100)	(1,197)
Accumulated deficit	(26,144)	(27,393)
Accumulated other comprehensive income	—	—
Total shareholders’ equity	91,279	33,905
Total liabilities and shareholders’ equity	$137,495	$75,384
See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Statements of Cash Flows

	Fiscal Year
(in thousands)	2014	2013	2012
Net cash from operating activities	$6,106	$(56)	$(2,253)

Investing Activities
Investment in subsidiary	(59,675)	(57)	(1,064)
(Deemed) dividend from subsidiary	(1,098)	31,148	37,572
Net cash from investing activities	(60,773)	31,091	36,508

Financing Activities
Issuance of preferred stock	—	—	955
Issuance of common stock, net of underwriting fees	59,675	57	109
Repurchases of common stock	(1,518)	(400)	(117)
Redemptions of preferred stock	—	—	(44)
Payment of preferred dividends	—	(8,761)	(13,056)
Return of invested capital	—	(21,929)	(22,106)
Costs associated with initial public offering	(3,490)	—	—
Net cash from financing activities	54,667	(31,033)	(34,259)

Effect of exchange rate fluctuations on cash	—	(2)	4
Net change in cash and cash equivalents	—	—	—

Cash and Cash Equivalents, beginning of year	—	—	—
Cash and Cash Equivalents, end of period	$—	$—	$—
See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Notes to Condensed Financial Information

Note 1—Basis of Presentation
Papa Murphy’s Holdings, Inc. (the “Parent Company”) is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries.
These consolidated financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in subsidiaries are presented under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the Notes to Consolidated Financial Statements of Papa Murphy’s Holdings, Inc. and subsidiaries included in Financial Statements and Supplementary Data.

Note 2—Dividends
The following cash dividends were declared and paid to the preferred stockholders of the Parent Company during 2014, 2013 and 2012, respectively:

(in thousands)	2014	2013	2012
Series A Preferred holders	$—	$30,346	$35,162
Series B Preferred holders	—	344	—
In order to fund the dividends, dividends were paid to the Parent Company from its subsidiaries. See Note 11—Financing Arrangements of the Company’s consolidated financial statements for a discussion of the dividend restriction under the debt covenants.

Schedule II—Valuation and Qualifying Accounts

Papa Murphy’s Holdings, Inc. and Subsidiaries

	Balance at Beginning of Period	Provision (Benefit)	Additions (Deductions)*	Currency Translation Adjustments	Balance at End of Period
Fiscal year 2014
Allowance for trade and other receivables	$37	$26	$(3)	$—	$60
Allowance for notes receivable	825	—	(763)	(62)	—
Total	$862	$26	$(766)	$(62)	$60
Fiscal year 2013
Allowance for trade and other receivables	$61	$—	$(24)	$—	$37
Allowance for notes receivable	434	427	—	(36)	825
Total	$495	$427	$(24)	$(36)	$862
Fiscal year 2012
Allowance for trade and other receivables	$35	$24	$2	$—	$61
Allowance for notes receivable	326	434	(326)	—	434
Total	$361	$458	$(324)	$—	$495

*	represents write-offs and recoveries of bad debt

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 17, 2015

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Mark Hutchens
	Name:	Mark Hutchens
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

	/s/ Ken Calwell	President and Chief Executive Officer	March 17, 2015
	Ken Calwell	(Principal Executive Officer) and Director

	/s/ Mark Hutchens	Chief Financial Officer	March 17, 2015
	Mark Hutchens	(Principal Financial Officer and
Principal Accounting Officer)

	*	Chairman of the Board, Director	March 17, 2015
John Barr

	*	Director	March 17, 2015
Benjamin Hochberg

	*	Director	March 17, 2015
Yoo Jin Kim

	*	Director	March 17, 2015
Thomas Lee

	*	Director	March 25, 2014
L. David Mounts

	*	Director	March 17, 2015
John Shafer

	*	Director	March 17, 2015
Achi Yaffe

*By:	/s/ Mark Hutchens
Mark Hutchens
Attorney-in-fact