Form 10-Q
period 2015-03-30
Papa Murphy's Holdings, Inc.
filed 2015-05-06
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 30, 2015
OR
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
At May 1, 2015, there were 16,943,654 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except share and per share data)	March 30, 2015	March 31, 2014
Revenues
Franchise royalties	$10,679	$10,069
Franchise and development fees	1,140	1,169
Company-owned store sales	17,167	12,018
Lease and other	182	1,861
Total revenues	29,168	25,117

Costs and Expenses
Store operating costs:
Cost of food and packaging	6,089	4,590
Compensation and benefits	4,354	3,030
Advertising	1,669	1,122
Occupancy	1,003	660
Other store operating costs	1,445	1,069
Selling, general and administrative	6,882	8,199
Depreciation and amortization	2,319	1,841
Loss on disposal of property and equipment	59	6
Total costs and expenses	23,820	20,517
Operating Income	5,348	4,600

Interest expense	1,143	3,112
Interest income	(13)	(34)
Other expense, net	2	12
Income Before Income Taxes	4,216	1,510

Provision for income taxes	1,620	691
Net Income	2,596	819

Earnings (loss) per share of common stock
Basic	$0.16	$(0.20)
Diluted	$0.15	$(0.20)
Weighted average common stock outstanding
Basic	16,604,206	3,851,741
Diluted	16,791,684	3,851,741
 See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	March 30, 2015	December 29, 2014
Assets
Current Assets
Cash and cash equivalents	$1,045	$5,056
Accounts receivable, net of allowance for doubtful accounts of $71 and $60, respectively	5,551	5,661
Notes receivable, net (including related party notes of $250 and zero, respectively)	317	62
Inventories	737	640
Prepaid expenses and other current assets	3,422	3,423
Advertising cooperative assets, restricted	251	149
Current deferred tax asset	1,366	1,338
Total current assets	12,689	16,329
Property and equipment, net	13,814	12,120
Notes receivable, net of current portion	203	225
Goodwill	105,875	101,082
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	44,837	44,515
Deferred finance charges, net	1,405	1,485
Other assets	4,758	4,191
Total assets	$270,583	$266,949

Liabilities and Equity
Current Liabilities
Accounts payable	$4,423	$3,057
Accrued and other liabilities	8,030	9,600
Advertising cooperative liabilities	373	253
Current portion of unearned franchise and development fees	2,570	2,848
Current portion of long-term debt	3,500	2,800
Total current liabilities	18,896	18,558
Long-term debt, net of current portion	111,500	112,200
Unearned franchise and development fees, net of current portion	657	640
Deferred tax liability	42,957	42,069
Other long-term liabilities	1,973	1,740
Total liabilities	175,983	175,207
Commitments and contingencies (Note 15)

Equity
Papa Murphy’s Holdings Inc. Shareholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,943,654 and 16,944,308 shares issued, respectively)	169	169
Additional paid-in capital	117,560	117,354
Stock subscriptions receivable	(100)	(100)
Accumulated deficit	(23,529)	(26,125)
Total Papa Murphy’s Holdings Inc. shareholders’ equity	94,100	91,298
Noncontrolling interests	500	444
Total equity	94,600	91,742
Total liabilities and equity	$270,583	$266,949
 See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 30, 2015	March 31, 2014
Operating Activities
Net income	$2,596	$819
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	2,319	1,841
Loss on disposal of property and equipment	59	6
Non-cash employee equity compensation	156	550
Amortization of deferred finance charges	80	207
Change in operating assets and liabilities
Accounts receivable	110	(1,728)
Prepaid expenses and other current assets	632	(530)
Unearned franchise and development fees	(261)	111
Accounts payable	1,178	(1,514)
Accrued expenses	(2,189)	(2,361)
Deferred taxes	860	453
Other assets and liabilities	(53)	6
Cash from operating activities	5,487	(2,140)

Investing Activities
Acquisition of property and equipment	(1,201)	(538)
Acquisition of stores, less cash acquired	(7,671)	(130)
Proceeds from sale of stores	—	21
Issuance of notes receivable	(250)	—
Payments received on notes receivable	18	824
Investment in cost-method investee	(500)	(500)
Cash from investing activities	(9,604)	(323)

Financing Activities
Advances on revolver	—	1,000
Repurchases of common stock	(1)	(1,108)
Debt issuance and modification costs, including prepayment penalties	—	(6)
Payments received on subscription receivables	—	1,057
Proceeds from exercise of stock options	51	—
Investment by noncontrolling interest holders	56	56
Cash from financing activities	106	999

Net change in cash and cash equivalents	(4,011)	(1,464)
Cash and Cash Equivalents, beginning of year	5,056	3,705
Cash and Cash Equivalents, end of period	$1,045	$2,241

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,080	$3,110
Cash paid during the period for income taxes	$3	$5
Noncash Supplemental Disclosures of Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$295	$53
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of March 30, 2015, the Company had 1,476 stores consisting of 1,446 domestic stores (1,338 franchised stores and 108 Company-owned stores) across 38 states, plus 30 franchised stores in Canada and the United Arab Emirates.
Substantially all of the Company's revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights.
Public offering and stock split
On May 7, 2014, the Company completed an initial public offering (the “IPO”) of 5,833,333 shares of common stock at a price to the public of $11.00 per share. The Company received net proceeds from the offering of approximately $54.6 million after offering fees and expenses. The net proceeds, along with additional cash on hand, were used to repay $55.5 million of the Company's loans outstanding under the Company's then existing senior secured credit facility, after which the Company had $112.1 million outstanding under the facility with the revolver undrawn.
Immediately prior to the IPO, the Company amended and restated its certificate of incorporation to reflect the conversion of all outstanding Series A Preferred Stock and Series B Preferred Stock (together, the “Preferred Shares”) to 3,054,318 shares of common stock. In connection with the IPO, on May 1, 2014, the Company amended its certificate of incorporation to effect a 2.2630 for 1 stock split of its common stock. As a result of the stock split, all previously reported share and option amounts in these interim unaudited condensed consolidated financial statements and accompanying notes have been retrospectively restated to reflect the stock split. After the conversion of the Preferred Shares and the stock split, but before the shares were sold in the IPO, the Company had 11,134,070 common shares outstanding.
Basis of presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the Company’s opinion, all necessary adjustments, consisting of only normal recurring adjustments, have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2014.
Principles of consolidation
The interim unaudited condensed consolidated financial statements include the accounts of Papa Murphy’s Holdings, Inc., its subsidiaries and certain entities which the Company consolidates as variable interest entities (“VIEs”). The Company reports noncontrolling interests in consolidated entities as a component of equity separate from shareholders’ equity. All significant intercompany transactions and balances have been eliminated.
Throughout the interim unaudited condensed consolidated financial statements and the related notes thereto, “Papa Murphy’s” and “the Company” refer to Papa Murphy’s Holdings, Inc. and its consolidated subsidiaries.
Fiscal year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal years 2015 and 2014 are 52-week years. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. References to 2015 and 2014 are references to fiscal years ending December 28, 2015, and ended December 29, 2014, respectively.

Note 2 — Acquisitions
Investments
The Company, through its non-wholly owned subsidiary, Project Pie Holdings, LLC (“PPH”), has made investments in Project Pie, LLC (“Project Pie”) in the form of Series A Convertible Preferred Units (the “Preferred Units”). Project Pie is a fast casual custom-pizza restaurant chain with 17 stores, 13 of which are franchised, located throughout the United States, the Philippines and Scotland as of March 30, 2015. The amount invested in Project Pie and the percentage of all issued and outstanding common units on a fully converted basis are as follows:

(in thousands)	March 30, 2015	December 29, 2014
Investment in Project Pie	$4,500	$4,000
Fully converted common unit ownership	45.0%	42.1%

The Company determined during the three months ended March 30, 2015, that Project Pie is a variable interest entity as a result of Project Pie having insufficient equity at risk, but that the Company does not have a variable interest in Project Pie and does not have control. The Company does not account for its investment in Project Pie as an equity method investment as the Company’s investment is in preferred units which contain subordination characteristics substantially different from the common units and were determined to not be in-substance common stock. The Company’s investment is classified as a cost method investment in Other assets. In addition to the above, the Company has a $250,000 note receivable from Project Pie (see Note 7 — Notes Receivable).
Acquisitions in 2015
M2AD Acquisition
On March 9, 2015, Papa Murphy's Company Stores, Inc. (“PMCSI”), a wholly-owned subsidiary of the Company, acquired certain assets used in the operation of six Papa Murphy's stores in the Seattle, Washington area from M2AD Management, Inc., the previous operator of the six Papa Murphy's stores (the "M2AD Acquisition"). Transaction costs of $5,000 associated with the M2AD Acquisition were recognized as Other store operating costs in the Condensed Consolidated Statements of Operations. The total purchase price was $4.1 million, which included a post-close holdback of $6,000. As of March 30, 2015, PMCSI retained the full holdback amount. The M2AD Acquisition was funded through existing cash and was accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the interim unaudited condensed consolidated financial statements.
The fair values of the assets acquired are summarized below (in thousands):

Cash and cash equivalents	$5
Inventories	39
Prepaid expenses and other current assets	38
Property and equipment	406
Reacquired franchise rights	1,139
Asset retirement obligation	(75)
Total identifiable net assets acquired	1,552
Goodwill	2,554
Total consideration	$4,106
Reacquired franchise rights have weighted average useful lives of 6.6 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and, to a lesser extent, economies of scale expected from combining the operations of the acquired entities with the operations of the Company.

Unaudited pro forma information—The following unaudited pro forma consolidated revenues and net income of the Company give effect to the M2AD Acquisition as if it had occurred as of the beginning of 2014:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Pro forma revenues	$30,312	$26,486
Pro forma net income	$2,629	$877

The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the M2AD Acquisition actually occurred at the beginning of 2014, nor is it intended to be indicative of future operating performance.
Revenues and net income from the acquired stores from the closing date of the acquisition included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 30, 2015, are as follows:

Three Months Ended
(in thousands)	March 30, 2015
Revenues	$285
Net income	15

Other Acquisitions
PMCSI also acquired all of the assets of eleven stores through four individually immaterial acquisitions during the three months ended March 30, 2015: eight stores in Tennessee, one in Idaho, one in Oregon and one in Texas. The Tennessee stores were acquired on January 26, 2015, the Idaho store on January 12, 2015, the Oregon store on March 2, 2015, and the Texas store on March 9, 2015 (collectively, the "Other Acquisitions"). The Company incurred transaction costs of $27,000 associated with the Other Acquisitions that were recognized as Other store operating costs in the Condensed Consolidated Statements of Operations. The aggregate purchase price for the Other Acquisitions was approximately $3.6 million, which included holdbacks totaling $72,000. As of March 30, 2015, PMCSI retained $17,000 of the holdback amount. The Other Acquisitions were funded through existing cash and were accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the interim unaudited condensed consolidated financial statements.
The fair values of the assets acquired are summarized below (in thousands):

Cash and cash equivalents	$6
Inventories	56
Prepaid expenses and other current assets	49
Property and equipment	863
Reacquired franchise rights	498
Asset retirement obligation	(136)
Total identifiable net assets acquired	1,336
Goodwill	2,239
Total consideration	$3,575
Reacquired franchise rights have weighted average useful lives of 3.5 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and, to a lesser extent, economies of scale expected from combining the operations of the acquired entities with the operations of the Company.

Unaudited pro forma information—The following unaudited pro forma consolidated revenues and net income of the Company give effect to the Other Acquisitions as if they had occurred as of the beginning of 2014:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Pro forma revenues	$29,725	$26,377
Pro forma net income	$2,573	$830

The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the Other Acquisitions actually occurred at the beginning of 2014, nor is it intended to be indicative of future operating performance.
Revenues and net loss from the acquired stores from the closing date of the Other Acquisitions included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 30, 2015, are as follows:

Three Months Ended
(in thousands)	March 30, 2015
Revenues	$741
Net loss	(35)

Note 3 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

(in thousands)	March 30, 2015	December 29, 2014
Prepaid media development costs	$418	$593
Prepaid rents and insurance	558	620
POS software licenses for resale	1,548	1,800
Other	898	410
Total prepaid expenses and other current assets	$3,422	$3,423
Prepaid media development costs represent costs incurred for advertisements that have not aired. During the three months ended March 30, 2015, and March 31, 2014, the Company recognized $0.2 million and $1.8 million, respectively, in software license revenue upon the resale of Point of Sale (“POS”) software licenses to franchise owners at cost. The income from the sale is included in Lease and other revenues and the related expense is recorded in Selling, general and administrative costs on the Condensed Consolidated Statements of Operations.

Note 4 — Property and Equipment
Property and equipment are net of accumulated depreciation of $10.2 million and $9.3 million at March 30, 2015, and December 29, 2014, respectively. Depreciation expense for the three months ended March 30, 2015, and March 31, 2014, was $1.0 million and $0.6 million, respectively.

Note 5 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	DOMESTIC COMPANY STORES	DOMESTIC FRANCHISE	TOTAL
Balance at December 29, 2014	$19,536	$81,546	$101,082
Acquisitions	4,793	—	4,793
Balance at March 30, 2015	$24,329	$81,546	$105,875
There is no goodwill associated with the International Segment. During the three months ended March 30, 2015, the Company has determined that there have not been any triggering events that would require an updated impairment review.

Note 6 — Intangible Assets
Intangible assets are net of accumulated amortization of $20.6 million and $19.3 million as of March 30, 2015, and December 29, 2014, respectively. Amortization expense during the periods reported was as follows:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Amortization expense	$1,315	$1,232

Note 7 — Notes Receivable
Notes receivable consist of the following:

(in thousands)	March 30, 2015	December 29, 2014
Note issued by Project Pie maturing in June 2015 bearing interest at 13.0% (see Note 16 - Related Party Transactions).	$250	$—
Total related party notes receivable	250	—
Note maturing in 2020 bearing interest at 9.0% and collateralized by store assets.	270	287
Total notes receivable	520	287
Less current portion	(317)	(62)
Notes receivable, net of current portion	$203	$225

Note 8 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	March 30, 2015	December 29, 2014
2014 Credit Facility
Term loan	$112,000	$112,000
Notes payable	3,000	3,000
Total long-term debt	115,000	115,000
Less current portion	(3,500)	(2,800)
Total long-term debt, net of current portion	$111,500	$112,200
2014 senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of the Company, entered into a $132.0 million senior secured credit facility (the “2014 Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of March 30, 2015, the 2014 Credit Facility bore interest under the LIBOR rate option at 3.42%.
With a maturity date of over one year from March 30, 2015, balances outstanding under the 2014 Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $0.7 million due on March 31, 2015, and thereafter on the last day of each fiscal quarter commencing on June 29, 2015.
The weighted average interest rate for all borrowings under our 2014 Credit Facility for the first quarter of 2015 was 3.43%.
2013 senior secured credit facility
In August 2014, the borrowings under the 2014 Credit Facility refinanced the $177.0 million senior secured credit facility entered into in October 2013 (the “2013 Credit Facility”), which included a $167.0 million senior secured term loan and a $10.0 million revolving credit facility, including a $2.5 million letter of credit subfacility.
On May 7, 2014, the Company prepaid $55.5 million of its long-term debt under the 2013 Credit Facility in connection with the IPO. A proportionate share of deferred financing costs of $1.2 million were expensed as a Loss on early retirement of debt on the Company's Condensed Consolidated Statements of Operations at the time of this debt prepayment.
Notes payable
PMCSI has a $3.0 million note payable which bears interest at 5% and matures in December 2018. This note is subordinated to the 2014 Credit Facility.

Note 9 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 30, 2015		December 29, 2014
(in thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE	FAIR VALUE MEASUREMENTS
Financial assets
Notes receivable (1)	520	524	287	302	Level 3
Cost-method investments (2)	4,500	5,373	4,000	5,055	Level 3
Financial liabilities
Long-term debt, including current portion thereof (3)	115,000	115,000	115,000	113,880	Level 3

(1)	The fair value of the notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(2)	The fair value of cost-method investments was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(3)	The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
Financial instruments not included in the table above consist of cash and cash equivalents, accounts receivable and accounts payable. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value because of the short-term nature of the accounts.

Note 10 — Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

(in thousands)	March 30, 2015	December 29, 2014
Accrued compensation and related costs	2,377	3,670
Gift cards and certificates payable	2,418	2,912
Accrued interest and non-income taxes payable	635	745
Convention fund balance	533	271
Advertising and development fund	469	507
Unearned product rebates	269	791
Income taxes payable	602	—
Other	727	704
	$8,030	$9,600

Note 11 — Income Taxes
Information on the Company's income taxes for the periods reported are as follows:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Provision for income taxes	$1,620	$691
Income before income taxes	4,216	1,510
Effective income tax rate	38.4%	45.8%
The effective income tax rate for the first three months of 2015 approximates what is believed to be a normalized effective income tax rate for the Company. The effective income tax rate for the three months ended March 31, 2014, includes the effect of a discrete adjustment for accelerated vesting of restricted stock.

Note 12 — Shareholders’ Equity
Preferred stock
Prior to the IPO, the Company’s preferred stock consisted of Series A Preferred Shares and Series B Preferred Shares. The Preferred Shares had a cumulative preferred dividend of 6.00% per year based on an original liquidation value of $36.68 per share. Upon liquidation of the Company, the holders of the Preferred Shares were entitled to receive the unpaid liquidation value plus accreted dividends before any distribution could be made to the holders of common stock. In addition, the Preferred Shares participated in 20% of all remaining earnings if distributed to common stockholders. The unpaid liquidation value of the Series A and Series B Preferred Shares was $21.14 and $26.80 per share, respectively, as of the IPO. At the IPO, the Preferred Shares were converted into 3,054,318 shares of common stock.
Noncontrolling interests
The Company received the following additional investments by noncontrolling interest holders in PPH during the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Additional investment by noncontrolling interest holders in PPH	$56	$56

Note 13 — Share-based Compensation
In May 2010, the Company’s Board of Directors approved the 2010 Amended Management Incentive Plan (the “2010 Plan”). In May 2014, the Company's Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2010 Plan, the “Incentive Plans”). With the adoption of the 2014 Plan, the Company has discontinued selling stock and issuing awards under the 2010 Plan, but stock previously purchased and awards previously granted under the 2010 Plan remain outstanding.
The Incentive Plans reserve 2,116,747 common shares for equity incentive awards which can be awarded as incentive stock options, non-qualified stock options, restricted stock awards, and unrestricted stock awards. Under the Incentive Plans, the Company has awarded 781,311 and 610,084 shares of restricted common stock to eligible employees as of March 30, 2015, and December 29, 2014, respectively. In addition, the Company has issued 953,094 and 945,149 stock options under the Incentive Plans to eligible employees as of March 30, 2015, and December 29, 2014, respectively.
Restricted common shares
Information with respect to restricted stock activity is as follows:

	Number of Shares of Restricted Common Stock
	Time Vesting	Performance Vesting	Weighted Average Sale/Grant Date Fair Value Per Share
Unvested, December 29, 2014	127,650	215,556	$2.27
Vested	(3,018)	—	5.48
Repurchased	(1,508)	(3,772)	0.19
Unvested, March 30, 2015	123,124	211,784	$2.28
The weighted average fair value of share-based compensation awards vested during the period were as follows:

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2015	March 31, 2014
Total fair value of shares vested	17	386

Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options
	Time Vesting	Performance Vesting	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 29, 2014	722,307	222,842	$11.16
Granted	192,000	—	13.43
Exercised	(4,626)	—	11.00
Forfeited	(4,657)	(2,891)	11.32
Outstanding, March 30, 2015	905,024	219,951	$11.55	9.2 years	$7,458
Exercisable, March 30, 2015	365,384	—	$11.22	9.1 years	$2,544
Vested and expected to vest at March 30, 2015	824,078	186,958	$11.53	9.2 years	$6,721
Fair value information for options granted and vested and the intrinsic value of options exercised during the periods reported are as follows:

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2015	March 31, 2014
Weighted average grant date fair value per share	$5.41	$4.28
Total fair value of awards granted	1,039	784
Total fair value of awards vested	10	285
Total intrinsic value of options exercised	32	—
Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans during the periods reported were as follows:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Stock compensation expense	$156	$550
Income tax benefits associated with stock compensation expense	52	116

As of March 30, 2015, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $3.7 million with $2.4 million associated with time vesting awards and $1.3 million associated with performance vesting awards. The remaining weighted average contractual life for unrecognized stock-based compensation expense was 3.7 years as of March 30, 2015.
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
The Company's valuation was performed under both an IPO and non-IPO scenario with each value weighted based on an estimated probability of occurrence. The key inputs required to calculate the value of the common stock using the option-pricing model included the risk free rate, the volatility of the underlying assets, and the estimated time until a liquidation event. The Company applied a marketability discount to the value of common stock based on facts and circumstances at each valuation date.

During the reported periods prior to the IPO, the Company assumed the following:

	Three Months Ended March 31, 2014 (1)
	IPO Scenario	Non-IPO Scenario
Risk free rate	0.36%	0.36%
Volatility of the underlying assets	45%	45%
Estimated time until a liquidation event	0.58 years	1.75 years
Marketability discount—common stock	10%	25%
Marketability discount—preferred stock	8%	15%
Weight applied to scenario	95%	5%

(1)	The last valuation of the Company was performed as of March 31, 2014.
The fair value of the stock option awards granted during the periods reported was estimated with the following weighted-average assumptions.

	Three Months Ended
	March 30, 2015	March 31, 2014
Risk free rate	1.9%	1.9%
Expected volatility	37.9%	35.3%
Expected term	6.3 years	5.6 years
Expected dividend yield	0.0%	0.0%

Note 14 — Earnings per Share (EPS)
The number of shares and earnings per share (“EPS”) data for all periods presented are based on the historical weighted-average shares of common stock outstanding. Prior to the IPO, the Company’s cumulative preferred stockholders were entitled to participate in 20% of all remaining earnings or dividends if distributed to common stockholders. As such, the Company calculated EPS using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings.
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

The following table sets forth the computations of basic and dilutive EPS:

	Three Months Ended
(in thousands, except per share data)	March 30, 2015	March 31, 2014
Earnings:
Net income	$2,596	$819
Less: cumulative Series A and B Preferred dividends	—	(1,598)
Net income (loss) available to common shareholders	$2,596	$(779)
Shares:
Weighted average common shares outstanding	16,604	3,852
Dilutive effect of potential common stock (1)	187	—
Diluted weighted average number of shares outstanding	16,792	3,852
Earnings (loss) per share:
Basic earnings (loss) per share	$0.16	$(0.20)
Diluted earnings (loss) per share	$0.15	$(0.20)

(1)
The Company’s potential common stock instruments such as stock options and restricted stock were not included in the computation of diluted EPS for the three months ended March 31, 2014, as the effect of including these shares in the calculation would have been anti-dilutive.

An aggregated total of 174,000 and 255,000 potential common shares have been excluded from the diluted EPS calculation for the three months ended March 30, 2015, and March 31, 2014, respectively, because their effect would have been anti-dilutive.

Note 15 — Commitments and Contingencies
Commitment to purchase additional equity subscriptions
In connection with its investment in Project Pie, PPH had committed as of December 29, 2014, to fund, upon demand, up to an additional $0.5 million prior to December 2016 through the purchase of additional Series A Preferred Units of Project Pie. During the three months ended March 30, 2015, PPH invested an additional $0.5 million and has satisfied its commitment to Project Pie.
Operating lease commitments
The Company leases facilities and various office equipment under non-cancelable operating leases which expire through August 2024. Lease terms for its store units are generally for five years with renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.
The Company has entered into operating leases that it has subleased to three franchised stores. These operating leases have minimum base rent terms, contingent rent terms if individual franchised store sales exceed certain levels and have terms expiring on various dates from May 2015 to January 2016.
Lease guarantees
The Company is the guarantor for operating leases of eight franchised stores that have terms expiring on various dates from July 2015 to September 2018. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. The Company is also the guarantor on one operating lease for which PMCSI is the tenant. As of March 30, 2015, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.
Legal proceedings
The Company is currently subject to litigation with a group of franchise owners. In January 2014, six franchise owner groups claimed that the Company misrepresented sales volumes, made false representations to them and charged excess advertising fees, among other things. The Company engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but was unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, including those franchise owners that previously made the allegations described above, filed a lawsuit against the Company in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by the Company in that lawsuit, the court ruled on July 9, 2014, that certain of the plaintiffs’ claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with the Company prior to filing the lawsuit must mediate with the Company in good faith, and that their claims shall be stayed until they have completed mediating with the Company in good faith.
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
In October 2014, the Company engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, the Company reached resolution with nine of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. One of those nine franchise owner groups dismissed its claims without prejudice and, as a result, that franchise owner group could refile its claims if various contingencies are not met and on May 5, 2015, the franchise owner group filed a motion to file an amended complaint reasserting its claims.
In February 2015, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of the Company’s former and current franchise sales staff as additional individual defendants. The Company has filed an answer denying the material allegations of the amended complaint.
The Company believes the allegations in these litigations lack merit and, for those plaintiffs with whom the Company is unable to reach resolution, the Company will continue to vigorously defend its interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. The Company provides no assurance that it will be successful in its defense of these lawsuits; however, it does not currently expect the cost of resolving them to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
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

Note 16 — Related Party Transactions
Advisory services and monitoring agreement
Prior to the IPO, the Company was a party to an advisory services and monitoring agreement with affiliates of Lee Equity Partners, LLC (“Lee Equity”). In accordance with the terms of the agreement, the Company paid Lee Equity for ongoing advisory and monitoring services, such as management consulting, financial analysis, and other related services. As compensation, the Company paid an annual fee of $0.5 million in four equal quarterly installments plus direct expenses incurred which are included in Selling, general and administrative costs. The agreement did not call for a minimum level of services to be furnished and provided that fees paid to Lee Equity could be deferred at the discretion of Lee Equity or to the extent required under the Company's 2014 Credit Facility.
On May 7, 2014, the Company completed the IPO and paid Lee Equity $1.5 million in accordance with the terms of the agreement. With the completion of the IPO, the advisory services and monitoring agreement between the Company and Lee Equity was terminated.

Employee loans related to share purchases
In connection with share-based compensation, the Company has made several loans to certain officers and non-officer employees of the Company (see Note 13 — Share-based Compensation). Loans made in connection with the issuance of the Company’s equity have been recognized in Stock subscriptions receivable as a reduction of total equity.
In March 2014, the Company entered into agreements with certain executive officers to repurchase an aggregate of 109,779 shares of common stock at a price of $11.85 per share for a total purchase price of $1.3 million. Included among the repurchased shares were 31,707 shares of common stock for which vesting terms were accelerated in connection with the repurchase. The Company received a payment of $1.0 million from the same executive officers to repay their outstanding stock subscription receivables. Concurrent with the share repurchase, the Company entered into agreements with the same executive officers to issue 109,779 stock options to purchase shares at an exercise price of $11.85 per share, including 78,072 fully vested options and 31,707 options subject to time-based or performance-based vesting provisions. In connection with the acceleration of vesting and the issuance of the fully vested options, the Company recorded stock-based compensation expense of $0.5 million for the three months ending March 31, 2014.
All loans made to officers of the Company were repaid prior to the IPO. Some loans made to non-officer employees of the Company were still outstanding at the time of the IPO. As of March 30, 2015, and December 29, 2014, the Company had stock subscription receivables of $0.1 million.
Related party revenue
The Company is party to transactions to sell services to Project Pie, a cost-method investee. The Company recorded revenues of $4,000 and $39,000 for the three months ended March 30, 2015, and March 31, 2014, respectively. Revenue from these transactions are recorded as Lease and other revenues on the Condensed Consolidated Statements of Operations. As of March 30, 2015, and December 29, 2014, the Company had an Accounts receivable balance from Project Pie of $70,000 and $66,000, respectively.
Note receivable
On March 13, 2015, the Company loaned Project Pie, a cost-method investee, $250,000, in exchange for a note receivable which bears interest at 13%, and matures June 2015 (see Note 7 — Notes Receivable).

Note 17 — Segment Information
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

The following tables summarize information on profit or loss and assets for each of the Company's reportable segments:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Revenues
Domestic Franchise	$11,935	$13,047
Domestic Company Stores	17,167	12,018
International	66	52
Total	$29,168	$25,117
Segment Operating Income (Loss)
Domestic Franchise	$5,927	$5,994
Domestic Company Stores	1,136	520
International	24	(104)
Corporate and unallocated	(1,739)	(1,810)
Total	$5,348	$4,600
Depreciation and Amortization
Domestic Franchise	$1,300	$1,169
Domestic Company Stores	1,011	665
International	8	7
Total	$2,319	$1,841

(in thousands)	March 30, 2015	December 29, 2014
Total Assets
Domestic Franchise	$133,204	$137,417
Domestic Company Stores	42,373	34,953
International	375	447
Other (1)	94,631	94,132
Total	$270,583	$266,949

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks, unamortized deferred financing charges, and an intercompany note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2014 and 2013 are 52-week periods ending on December 29, 2014, and ended on December 30, 2013, respectively.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2014. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, business strategies and priorities, resolution of litigation and claims, expectations for reducing operating costs and increasing sales through the use of our POS system terminals, deductibility of goodwill for income tax purposes, potential efficiencies and synergies created by store acquisitions, expansion and growth opportunities, exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2014. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States and the fifth largest pizza chain overall. We were founded in 1981 and have grown our footprint to a total of 1,476 system-wide stores as of March 30, 2015, of which 92.7% are franchised, located in 38 states plus Canada and the Middle East.
We have been repeatedly rated the #1 pizza chain in the United States by multiple third-party consumer studies. For example, we were rated #1 in the Pizza Category by Market Force Information in 2015, including the top spot in food quality, healthy food, and friendly service. We were also rated the #1 pizza chain overall by Nation’s Restaurant News in 2014, 2013, 2012 and 2011. When compared to broader restaurant chain competition, we were recognized by Technomic in 2015, 2014 and 2013 as the #1 chain overall among all restaurants and all food categories and by Nation’s Restaurant News in

2013 and 2012 as one of the Top 5 Overall limited service restaurant chains across all food categories. Technomic has also awarded us the 2015 Chain Restaurant Consumers' Choice award and named us the Quick Serve concept most likely to be recommended by consumers.
Our financial results are driven largely by system-wide sales at our franchised and Company-owned stores. System-wide sales are driven by comparable store sales growth and store count, which translate into royalty payments from franchise owners, as well as Company-owned store revenues. We strive to consistently increase both comparable store sales and our store counts. Total revenues can also be impacted by acquisitions of franchised stores by our Domestic Company Stores segment or the refranchising of Company-owned stores.
The Take ‘N’ Bake model offers operating advantages that differentiate us from other restaurant concepts. Our domestic stores (i) do not require ovens, freezers or other expensive cooking equipment because our customers bake their customized pizzas at home; (ii) do not offer delivery, thereby reducing operational complexity for franchise owners and their employees; (iii) maintain shorter opening hours (typically 11:00 a.m. to 9:00 p.m.) that are attractive to franchise owners and their employees; (iv) require fewer employees during each shift compared to most other restaurant concepts, resulting in lower labor costs; and (v) do not require dining areas, resulting in lower occupancy and operating costs.
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

2015 Highlights
Revenue Growth
Total revenues for the three months ended March 30, 2015, grew 16.1% from $25.1 million to $29.2 million due primarily to the strategic acquisition of some franchised stores by our Domestic Company Stores segment, new store openings, and comparable store sales growth. System-wide sales for the three months ended March 30, 2015, increased 8.6% from $216 million to $235 million. Excluding the year-over-year impact of POS licenses resold to franchisees at cost, total revenue increased 24.3%. Comparable store sales growth for selected segments during the periods reported was as follows:

	Three Months Ended
	March 30, 2015	March 31, 2014
Domestic Franchise	5.5%	3.1%
Domestic Company Stores	6.4%	7.1%
Total domestic stores	5.6%	3.3%
Comparable store sales growth was primarily the result of an increased average check due to a shift to our newly introduced product offerings, which were marketed at premium prices, and other targeted pricing moves during the fourth quarter of 2014. As of March 30, 2015, we had achieved 17 straight quarters of comparable store sales growth and 40 of the last 45 quarters had positive comparable store sales growth. In the three months ended March 30, 2015, we also had nine weeks in which we recorded all-time highs for system-wide sales.
Store Development
Through the three months ended March 30, 2015, our domestic and international franchise owners opened 21 stores, including 19 in the United States and our Domestic Company Stores division opened one store. While we plan to strategically expand our Company-owned store base in select markets, we expect the majority of our expansion will result from new franchised store openings.
Acquisitions
During the three months ended March 30, 2015, we acquired 17 Papa Murphy's stores from franchise owners in five different markets across the country. Eight stores were acquired in the Knoxville, Tennessee market, six stores in the Seattle, Washington market, and one store each in the Boise, Idaho; Portland, Oregon; and Dallas, Texas markets.

The six stores acquired in the Seattle, Washington market brings the number of Company-owned stores in the Seattle, Washington market to twelve. This transaction is expected to be accretive to current year earnings per share by $0.01 to $0.02, and will contribute approximately $675,000 of incremental EBITDA (as defined below) in 2015, net of foregone royalties.
Technology Investments
Our POS system is an important technology platform and tool for our future growth. Future precision marketing tools and mobile coupon capabilities necessitate POS system terminals in our stores. We have rolled out POS system terminals to over 1,000 stores as of March 30, 2015. Stores that have implemented the POS system terminals have reduced their operating costs by approximately 0.5%, on average, and increased their sales by approximately 2.0%, on average. We believe that there remains an opportunity for many of our franchise owners to further reduce their operating costs by using the POS system terminals.
We continue to roll out an integrated online ordering platform coupled with the latest version of our POS system software, which was in 470 stores as of March 30, 2015. An additional 65 stores were still on our original, non-integrated online ordering platform pending conversion.

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

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Revenues
Domestic Franchise	$11,935	$13,047
Domestic Company Stores	17,167	12,018
International	66	52
Total	$29,168	$25,117
Operating Income
Domestic Franchise	$5,927	$5,994
Domestic Company Stores	1,136	520
International	24	(104)
Other (1)	(1,739)	(1,810)
Total	$5,348	$4,600
Depreciation and Amortization
Domestic Franchise	$1,300	$1,169
Domestic Company Stores	1,011	665
International	8	7
Total	$2,319	$1,841

(1)	Represents corporate costs and intersegment elimination.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended
	March 30, 2015	March 31, 2014
Domestic store average weekly sales (AWS)	$12,395	$11,746
Domestic comparable store sales growth	5.6%	3.3%
Domestic comparable stores	1,356	1,304
System-wide sales (in thousands)	$234,633	$215,983
Number of system-wide stores at period end	1,476	1,429
Adjusted EBITDA (in thousands)	$8,015	$7,534
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
The following table sets forth the changes in the number of stores in our system as well as the rate of new store openings for the three months ended March 30, 2015.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total	Annualized New Store Opening Rate
Store count at December 29, 2014	91	1,342	1,433	28	1,461
Openings	1	19	20	2	22	6.0%
Closings	(1)	(6)	(7)	—	(7)
Net transfers	17	(17)	—	—	—
Store count at March 30, 2015	108	1,338	1,446	30	1,476

EBITDA and Adjusted EBITDA
To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we consider certain financial measures that are not prepared in accordance with GAAP. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.
“Adjusted EBITDA” is calculated as net income before interest expense, income taxes, depreciation and amortization (“EBITDA”) as adjusted for:

▪
all non-cash losses or expenses (including non-cash share-based compensation expenses and the non-cash portion of rent expenses relating to the difference between GAAP and cash rent expenses), excluding any non-cash loss or expense that is an accrual of a reserve for a cash expenditure or payment to be made, or anticipated to be made, in a future period;

▪	non-recurring or unusual cash fees, costs, charges, losses and expenses;

▪	fees, costs and expenses related to acquisitions;

▪	pre-opening costs with respect to new stores;

▪	historical management fees and expenses incurred under our advisory services and monitoring agreement with Lee Equity, which terminated in connection with the IPO; and

▪	fees and expenses incurred in connection with the issuance of debt.
Adjusted EBITDA eliminates the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income, as determined by GAAP, and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
Adjusted EBITDA is a non-GAAP financial measure. Management believes that this financial measure, when viewed with our results of operations in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income, provides additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future. By providing this non-GAAP financial measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.
Management uses Adjusted EBITDA and other similar measures:

▪	as a measurement used in comparing our operating performance on a consistent basis;

▪	to calculate incentive compensation for our employees;

▪	for planning purposes, including the preparation of our internal annual operating budget; and

▪	to evaluate the performance and effectiveness of our operational strategies.
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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Net Income	$2,596	$819
Depreciation and amortization	2,319	1,841
Income tax provision (benefit)	1,620	691
Interest expense, net	1,130	3,078
EBITDA	7,665	6,429
Loss on disposal of property and equipment (1)	59	6
Expenses not indicative of future operations (2)	—	374
Management fees and related expenses (3)	—	135
Transaction costs (4)	33	2
New store pre-opening expenses (5)	70	10
Non-cash expenses and non-income based state taxes (6)	188	578
Adjusted EBITDA	$8,015	$7,534

(1)	Represents non-cash losses resulting from disposal of property and equipment, including divested Company stores.

(2)
Represents non-recurring advisory expenses in connection with our IPO and non-recurring management transition and restructuring costs, consisting of severance, recruitment, relocation and other costs in connection with recruiting a new chief financial officer.

(3)
Represents the elimination of management fees and related costs paid to Lee Equity for advisory services provided pursuant to an advisory services and monitoring agreement. More information can be found in Financial Statements in Note 16 — Related Party Transactions of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(4)	Represents transaction costs relating to the acquisition of multiple franchised stores and other investments.

(5)
Represents expenses directly associated with the opening of new stores and incurred prior to the opening of new stores, including wages, benefits, travel for training of opening teams, grand opening marketing costs and other store operating costs.

(6)
Represents (i) non-cash expenses related to equity-based compensation; (ii) non-cash expenses related to the difference between GAAP and cash rent expense; and (iii) state revenue taxes levied in lieu of an income tax.

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
Selling, General and Administrative Costs
Selling, general and administrative costs consist of wages, benefits and other compensation, franchise development expenses, travel, marketing, accounting fees, legal fees, the costs of POS system software licenses sold to franchise owners at cost, sponsor management fees and other expenses related to the infrastructure required to support our franchised and Company-owned stores. See Revenues above for a discussion of the related offsetting revenue from the

POS system software licenses resold to franchise owners. Selling, general and administrative costs also include net advertising expenses of an advertising fund we manage on behalf of all domestic stores.
Depreciation and Amortization
Depreciation and amortization constitute non-cash charges related to the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of franchise relationships and reacquired franchise rights relating to our acquisition of certain franchised stores.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three months ended March 30, 2015, and March 31, 2014.

	Three Months Ended
	March 30, 2015		March 31, 2014
(in thousands)	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES
Revenues
Franchise royalties	$10,679	36.6%	$10,069	40.1%
Franchise and development fees	1,140	3.9%	1,169	4.7%
Company-owned store sales	17,167	58.9%	12,018	47.8%
Lease and other	182	0.6%	1,861	7.4%
Total revenues	29,168	100.0%	25,117	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	6,089	20.9%	4,590	18.3%
Compensation and benefits (1)	4,354	14.9%	3,030	12.1%
Advertising (1)	1,669	5.7%	1,122	4.5%
Occupancy (1)	1,003	3.4%	660	2.6%
Other store operating costs (1)	1,445	5.0%	1,069	4.3%
Selling, general and administrative	6,882	23.6%	8,199	32.6%
Depreciation and amortization	2,319	8.0%	1,841	7.3%
Loss on disposal of property and equipment	59	0.2%	6	—%
Total costs and expenses	23,820	81.7%	20,517	81.7%
Operating Income	5,348	18.3%	4,600	18.3%
Interest expense	1,143	3.8%	3,112	12.4%
Interest income	(13)	0.0%	(34)	(0.1)%
Other expense, net	2	0.0%	12	0.0%
Income Before Income Taxes	4,216	14.5%	1,510	6.0%
Provision for income taxes	1,620	5.6%	691	2.7%
Net Income	$2,596	8.9%	$819	3.3%

(1)
Please see the table presented in Costs and Expenses below, which presents company store expenses as a percentage of company store revenue for the three months ended March 30, 2015, and March 31, 2014.

Revenues
Total revenues. The following table presents Total revenues for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Total revenues	$29,168	$25,117	16.1%
In the three months ended March 30, 2015, Total revenues grew due primarily to the acquisition of some franchised stores by our Domestic Company Stores segment, store count increases, and domestic comparable store sales growth of 5.6%. Excluding the year-over-year impact of POS licenses resold to franchisees at cost, total revenue increased 24.3%.
Franchise royalties. The following table presents Franchise royalties for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Franchise royalties	$10,679	$10,069	6.1%
Percentage of total revenues	36.6%	40.1%
Franchise royalties increased in the three months ended March 30, 2015, due primarily to Domestic Franchise store counts increasing from 1,429 on March 31, 2014, to 1,476 on March 30, 2015, and Domestic Franchise comparable store sales growth of 5.5%.
The decrease in Franchise royalties as a percentage of Total revenues was the result of Company-owned store sales increases of 42.8% in the three months ended March 30, 2015.
Franchise and development fees. The following table presents Franchise and development fees for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Franchise and development fees	$1,140	$1,169	(2.5)%
Percentage of total revenues	3.9%	4.7%
Franchise and development fees decreased in the three months ended March 30, 2015, due to lower successive fees as a result of the timing of existing franchise agreement expirations and lower initial fees, offset by an increase in forfeitures and transfers.
Company-owned store sales. The following table presents Company-owned store sales for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Company-owned store sales	$17,167	$12,018	42.8%
Percentage of total revenues	58.9%	47.8%
Company-owned store sales increased in the three months ended March 30, 2015, due to the acquisition of 39 stores from franchise owners in the past twelve months, the opening of three new Company-owned stores in the last twelve months and comparable store sales growth of 6.4% in the Domestic Company Stores segment, partially offset by the closure or divestiture of three Company-owned stores in the last twelve months. The comparable store sales increase resulted primarily from improved product mix and an increased average check amount.

Lease and other. The following table presents Lease and other revenue for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Lease and other	$182	$1,861	(90.2)%
Percentage of total revenues	0.6%	7.4%
Lease and other revenue decreased in the three months ended March 30, 2015, due to a reduction of $1.6 million from the resale of POS system software licenses to franchise owners at cost for the three months ended March 31, 2014. An equal and offsetting cost related to the resale of the POS software licenses is included in Selling, general and administrative expenses as discussed below.
Costs and Expenses
Total costs and expenses. The following table presents Total costs and expenses for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Total costs and expenses	$23,820	$20,517	16.1%
Percentage of total revenues	81.7%	81.7%
Total costs and expenses increased in the three months ended March 30, 2015, primarily as the result of store acquisitions from franchise owners.
Store operating costs. The following table presents Store operating costs for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Store operating costs	$14,560	$10,471	39.1%
Percentage of total revenues	49.9%	41.7%
Store operating costs increased in the three months ended March 30, 2015, primarily as a result of the acquisition of stores from franchise owners.
The following table presents Store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended
	March 30, 2015	March 31, 2014
As a % of Company-owned store revenue:
Cost of food and packaging	35.5%	38.2%
Compensation and benefits	25.4%	25.2%
Advertising	9.7%	9.3%
Occupancy	5.8%	5.5%
Other store operating costs	8.4%	8.9%
Total store operating costs	84.8%	87.1%
Total store operating costs. Total store operating costs as a percentage of Company-owned store sales decreased 230 basis points in the three months ended March 30, 2015, compared to the three months ended March 31, 2014, due to decreased cost of food and packaging and other store operating costs, which were partially offset by higher costs in compensation and benefits, advertising, and occupancy. See commentary below regarding the effect of store portfolio changes, cost of food and packaging and advertising costs.

▪
Effect of Store Portfolio Changes. We acquired 39 stores, opened three new stores, closed two stores and refranchised one store over the last twelve months. This shift in our store portfolio is the primary driver behind the increase in Compensation and benefits and Occupancy as a percentage of Company-owned store sales for the three months ended March 30, 2015.

▪
Cost of food and packaging. Lower cheese prices are reducing our costs of food and packaging in total and as a percentage of Company-owned store sales for the three months ended March 30, 2015, compared to the three months ended March 31, 2014. Our average cheese block price in the three months ended March 30, 2015, decreased 21% over the three months ended March 31, 2014.

▪
Advertising. The increase in Advertising as a percentage of Company-owned store sales for the three months ended March 30, 2015, compared to the three months ended March 31, 2014, was driven by the costs of increased marketing efforts in newly acquired markets.

Selling, general and administrative. The following table presents Selling, general and administrative costs for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Selling, general and administrative	$6,882	$8,199	(16.1)%
Percentage of total revenues	23.6%	32.6%
Selling, general and administrative costs decreased in the three months ended March 30, 2015, compared to the three months ended March 31, 2014, primarily due to lower stock-based compensation expenses, non-recurring costs incurred in 2014 in preparation for the IPO and lower costs related to the resale of POS system licenses to franchise owners at cost.
As a percentage of Total revenues, Selling, general and administrative costs decreased in the three months ended March 30, 2015, due to the removal of non-recurring costs incurred in 2014 in preparation for the IPO and reduced share-based compensation expenses as indicated above.
Excluding the revenues and expenses related to the resale of the POS system software licenses sold to franchise owners at cost and the costs incurred in preparation for the IPO, Selling, general and administrative costs as a percent of revenues would have been 23.1% for the three months ended March 30, 2015, down from 24.3% for the three months ended March 31, 2014.
Depreciation and amortization. The following table presents Depreciation and amortization for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Depreciation and amortization	$2,319	$1,841	26.0%
Percentage of total revenues	8.0%	7.3%
Depreciation and amortization increased in the three months ended March 30, 2015, primarily due to the amortization of reacquired franchise rights and depreciation associated with stores acquired from franchise owners during the past twelve months in addition to increased capital expenditures on property and equipment for business technology projects.
Interest expense. The following table presents Interest expense for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Interest expense	$1,143	$3,112	(63.3)%
Percentage of total revenues	3.8%	12.4%
Interest expense decreased in the three months ended March 30, 2015, as a result of a reduction in outstanding debt through the application of net proceeds from the IPO in May 2014 and an interest rate reduction achieved concurrently with the IPO and through an August 2014 refinancing.

Income Taxes. The following table presents income taxes for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Provision for income taxes	$1,620	$691	134.4%
Percentage of total revenues	5.6%	2.7%
Effective tax rate	38.4%	45.8%
Provision for income taxes increased in the three months ended March 30, 2015, due primarily to a change in Income Before Income Taxes. The effective tax rate for the three months ended March 30, 2015, decreased primarily because of an unfavorable discrete adjustment for an accelerated restricted stock vesting event recorded in 2014. Our income taxes have varied from what would be expected by applying the prevailing statutory rates mainly due to the effects of non-deductible meal and entertainment expenses and the accelerated vesting of restricted stock in 2014.
Segment Results
Domestic Franchise. The following table presents Domestic Franchise Total revenues and Operating Income for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Total revenues	$11,935	$13,047	(8.5)%
Percentage of total revenues	40.9%	52.0%
Operating Income	5,927	5,994	(1.1)%
Total revenues for the Domestic Franchise segment decreased in the three months ended March 30, 2015, due to a $1.6 million reduction in revenue related to POS system software licenses, partially offset by the net addition of two domestic franchised stores over the comparable period and segment comparable store sales growth of 5.5%.
Operating Income for the Domestic Franchise segment decreased in the three months ended March 30, 2015. The decrease is primarily attributable to the loss of royalties from franchise-owned stores acquired by the Company, increased depreciation and amortization associated with capital spending, and the favorable impact of recovering the 2013 ADF deficit during the first quarter of 2014, partially offset by higher royalties from franchisee comparable store sales growth and new franchise store openings.
Domestic Company Stores. The following table presents Domestic Company Stores Total revenues and Operating Income for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Total revenues	$17,167	$12,018	42.8%
Percentage of total revenues	58.9%	47.8%
Operating Income	1,136	520	118.5%
Total revenues for the Domestic Company Stores segment increased in the three months ended March 30, 2015, as a result of the acquisition of 39 stores from franchise owners in the past twelve months, the opening of three Company-owned stores in the last twelve months and segment comparable store sales growth of 6.4%, partially offset by the closure or divestiture of three Company-owned stores.
Operating Income for the Domestic Company Stores segment increased in the three months ended March 30, 2015, as a result of a 6.4% increase in comparable store sales and lower food costs, primarily the cost of cheese, partially offset by an increase in Depreciation and amortization related to acquisitions.

International. The following table presents International Total revenues and Operating Income (Loss) for the periods reported:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014	Change
Total revenues	$66	$52	26.9%
Percentage of total revenues	0.2%	0.2%
Operating Income (Loss)	24	(104)	N/M
Total revenues for the International segment increased for the three months ended March 30, 2015.
Operating Income (Loss) for the International segment increased for the three months ended March 30, 2015, primarily as a result of lower Selling, general and administrative expenses.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees and principal payments on our debt as well as support our growth strategy. As a public company, we may also raise additional capital through the sale of equity. As of March 30, 2015, we had negative net working capital of $6.2 million as a result of the relatively quick sales-to-cash cycle and low levels of inventory required to operate our business.
As of March 30, 2015, we had cash and cash equivalents of $1.0 million and $20.0 million of available borrowings under a revolving credit facility, of which none was drawn. As of March 30, 2015, we had $115.0 million of outstanding indebtedness. Our first scheduled principal payment under our 2014 Credit Facility was due and made on March 31, 2015, and future scheduled principal payments become due on the last day of each fiscal quarter through the life of the 2014 Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of March 30, 2015, we were in compliance with all of our covenants and other obligations under our senior secured credit facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended
(in thousands)	March 30, 2015	March 31, 2014
Cash flows from operating activities	$5,487	$(2,140)
Cash flows from investing activities	(9,604)	(323)
Cash flows from financing activities	106	999
Total cash flows	$(4,011)	$(1,464)
Cash Flows from Operating Activities
Net cash provided by operating activities of $5.5 million for the three months ended March 30, 2015, resulted primarily from net income of $2.6 million, adjusted for items such as depreciation and amortization and working capital changes. The $7.6 million increase over the prior year was primarily driven by the $1.8 million increase in net income and a net increase of $5.8 million from changes in operating assets and liabilities when compared to the three months ended March 31, 2014.
Cash Flows from Investing Activities
Net cash used by investing activities was $9.6 million in the three months ended March 30, 2015, compared to net cash used of $0.3 million in the three months ended March 31, 2014. The $9.3 million change in cash used by investing activities was due primarily to the use of $7.5 million for the acquisition of stores, $0.7 million of additional acquisition costs for property, plant, and equipment and a decrease of $0.8 million received from payments on notes receivable when compared to the three months ended March 31, 2014.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.1 million in the three months ended March 30, 2015, compared to net cash provided of $1.0 million in the three months ended March 31, 2014. The $0.9 million decrease when compared to the three months ended March 31, 2014 was due to payments on subscriptions receivable of $1.1 million received in the three months ended March 31, 2014.

Contractual Obligations
In connection with its investment in Project Pie, PPH had committed as of December 29, 2014, to fund, upon demand, up to an additional $0.5 million prior to December 2016 through the purchase of additional Series A Preferred Units of Project Pie. During the three months ended March 30, 2015, PPH invested an additional $0.5 million and has satisfied its commitment to Project Pie.

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
The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments and estimates are identified and described in our annual consolidated financial statements and the notes included in our Annual Report on Form 10-K.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startup Act of 2012 (the "JOBS Act"). For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of these reduced reporting and disclosure requirements in our existing filings and expect to continue to avail ourselves of the reduced reporting and disclosure requirements available to emerging growth companies in future filings.
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

Interest Rate Risk
We are subject to interest rate risk on indebtedness under our 2014 Credit Facility. Interest rates on loans made under our 2014 Credit Facility are based on LIBOR, and under specified circumstances we may be required by our lenders to enter into interest rate swap arrangements. A hypothetical 1.0% increase or decrease in the interest rate associated with our 2014 Credit Facility would have resulted in a $1.1 million impact to interest expense on an annualized basis.

Foreign Currency Exchange Rate Risk
Our international franchise owners use the local currency as their functional currency. Royalty payments from our franchise owners in the Middle East are generally remitted to us in U.S. dollars and royalty payments from our Canadian franchise owners are generally remitted to us in Canadian dollars. Because our international activities do not account for a significant portion of our revenues, we believe our exposure to foreign currency risk is minimal.
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
This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
In October 2014, we engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, we reached resolution with nine of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. One of those nine franchise owner groups dismissed its claims without prejudice and, as a result, that franchise owner group could refile its claims if various contingencies are not met and on May 5, 2015, the franchise owner group filed a motion to file an amended complaint reasserting its claims.
In February 2015, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of our former and current franchise sales staff as additional individual defendants. We have filed an answer denying the material allegations of the amended complaint.
We believe the allegations in these litigations lack merit and, for those plaintiffs with whom we are unable to reach resolution, we will continue to vigorously defend our interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. We provide no assurance that we will be successful in our defense of these lawsuits; however, we do not currently expect the cost of resolving them to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2014, under the section titled “Risk Factors” as well as the other information in this Quarterly Report on Form 10-Q before making an investment in our company. If any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2014, actually occur, our business, results of operations or financial condition may be adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
During the three months ended March 30, 2015, the Company repurchased the following shares:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2014 to January 31, 2015	—		$—	—	N/A
February 1 to February 28, 2015	—		—	—	N/A
March 1 to March 30, 2015	5,280	(1)	0.19	—	N/A
Total	5,280		$0.19	—	N/A

(1)
The Company repurchased unvested restricted shares from a former employee whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid by the former employee for the unvested shares.

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

Date: May 6, 2015