Form 10-Q
period 2015-06-29
Papa Murphy's Holdings, Inc.
filed 2015-08-10
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 29, 2015
OR
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
(360) 260-7272
(Registrant’s telephone number, including area code)
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
At July 31, 2015, there were 16,922,867 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Revenues
Franchise royalties	$9,753	$9,315	$20,433	$19,384
Franchise and development fees	830	862	1,970	2,031
Company-owned store sales	18,156	11,477	35,323	23,495
Lease and other	382	192	564	2,053
Total revenues	29,121	21,846	58,290	46,963

Costs and Expenses
Store operating costs:
Cost of food and packaging	6,443	4,499	12,533	9,089
Compensation and benefits	4,722	2,905	9,076	5,935
Advertising	1,753	1,122	3,422	2,244
Occupancy	1,174	674	2,176	1,334
Other store operating costs	1,856	1,007	3,301	2,076
Selling, general and administrative	8,162	8,824	15,045	17,023
Depreciation and amortization	2,420	1,967	4,739	3,808
Loss on disposal of property and equipment	3	36	62	42
Total costs and expenses	26,533	21,034	50,354	41,551
Operating Income	2,588	812	7,936	5,412

Interest expense	1,149	2,316	2,292	5,428
Interest income	(6)	(19)	(19)	(53)
Loss on early retirement of debt	—	1,191	—	1,191
Loss on disposal or impairment of investments	4,500	—	4,500	—
Other expense, net	44	43	46	55
(Loss) Income Before Income Taxes	(3,099)	(2,719)	1,117	(1,209)

(Benefit from) provision for income taxes	(1,160)	(1,112)	460	(421)
Net (Loss) Income	(1,939)	(1,607)	657	(788)

Net loss attributable to noncontrolling interests	500	—	500	—
Net (Loss) Income Attributable to Papa Murphy's	$(1,439)	$(1,607)	$1,157	$(788)

(Loss) earnings per share of common stock
Basic	$(0.09)	$(0.19)	$0.07	$(0.39)
Diluted	$(0.09)	$(0.19)	$0.07	$(0.39)
Weighted average common stock outstanding
Basic	16,629,666	11,375,211	16,616,936	7,612,646
Diluted	16,629,666	11,375,211	16,872,504	7,612,646
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	June 29, 2015	December 29, 2014
Assets
Current Assets
Cash and cash equivalents	$1,088	$5,056
Accounts receivable, net of allowance for doubtful accounts of $81 and $60, respectively	5,029	5,661
Notes receivable	71	62
Inventories	825	640
Prepaid expenses and other current assets	4,344	3,423
Advertising cooperative assets, restricted	214	149
Current deferred tax asset	1,536	1,338
Total current assets	13,107	16,329
Property and equipment, net	15,473	12,120
Notes receivable, net of current portion	184	225
Goodwill	106,633	101,082
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	44,035	44,515
Other assets	284	4,191
Total assets	$266,718	$265,464

Liabilities and Equity
Current Liabilities
Accounts payable	$5,349	$3,057
Accrued expenses and other current liabilities	8,416	9,600
Advertising cooperative liabilities	307	253
Current portion of unearned franchise and development fees	2,350	2,848
Current portion of long-term debt	2,800	2,800
Total current liabilities	19,222	18,558
Long-term debt, net of current portion	109,976	110,715
Unearned franchise and development fees, net of current portion	460	640
Deferred tax liability	41,799	42,069
Other long-term liabilities	2,109	1,740
Total liabilities	173,566	173,722
Commitments and contingencies (Note 15)

Equity
Papa Murphy’s Holdings Inc. Shareholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,919,775 and 16,944,308 shares issued, respectively)	169	169
Additional paid-in capital	118,051	117,354
Stock subscriptions receivable	(100)	(100)
Accumulated deficit	(24,968)	(26,125)
Total Papa Murphy’s Holdings Inc. shareholders’ equity	93,152	91,298
Noncontrolling interests	—	444
Total equity	93,152	91,742
Total liabilities and equity	$266,718	$265,464
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	June 29, 2015	June 30, 2014
Operating Activities
Net income (loss)	$657	$(788)
Net loss attributable to noncontrolling interests	500	—
Net income (loss) attributable to Papa Murphy’s	1,157	(788)
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	4,739	3,808
Loss on disposal of property and equipment	62	42
Loss on early retirement of debt	—	1,191
Bad debt expense	325	9
Non-cash employee equity compensation	656	1,545
Amortization of deferred finance charges	160	365
Loss on impairment of cost-method investment	4,000	—
Change in operating assets and liabilities
Accounts receivable	556	(1,978)
Prepaid expenses and other current assets	(951)	132
Unearned franchise and development fees	(678)	(157)
Accounts payable	1,296	(1,210)
Accrued expenses and other current liabilities	(521)	(1,744)
Deferred taxes	(468)	(706)
Other assets and liabilities	(603)	19
Cash from operating activities	9,730	528

Investing Activities
Acquisition of property and equipment	(2,834)	(1,085)
Acquisition of stores, less cash acquired	(9,343)	(141)
Proceeds from sale of stores	—	138
Issuance of notes receivable	(250)	—
Payments received on notes receivable	32	948
Investment in cost-method investee	(500)	(1,500)
Cash from investing activities	(12,895)	(1,640)

Financing Activities
Payments on long-term debt	(1,400)	(54,918)
Advances on revolver, net	500	—
Issuance of common stock, net of underwriting fees	—	59,675
Repurchases of common stock	(10)	(1,109)
Debt issuance and modification costs, including prepayment penalties	—	(6)
Payments received on subscription receivables	—	1,097
Costs associated with initial public offering	—	(3,490)
Proceeds from exercise of stock options	51	—
Investment by noncontrolling interest holders	56	167
Cash from financing activities	(803)	1,416

Net change in cash and cash equivalents	(3,968)	304
Cash and Cash Equivalents, beginning of year	5,056	3,705
Cash and Cash Equivalents, end of period	$1,088	$4,009

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$2,164	$6,882
Cash paid during the period for income taxes	1,422	106
Deferred offering costs paid in 2013 reclassified to equity	—	1,537
Noncash Supplemental Disclosures of Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$1,074	$51
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of June 29, 2015, the Company had 1,485 stores consisting of 1,451 domestic stores (1,333 franchised stores and 118 Company-owned stores) across 38 states, plus 34 franchised stores in Canada and the United Arab Emirates.
Substantially all of the Company’s revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights.
Public offering and stock split
On May 7, 2014, the Company completed an initial public offering (the “IPO”) of 5,833,333 shares of common stock at a price to the public of $11.00 per share. The Company received net proceeds from the offering of approximately $54.6 million after offering fees and expenses. The net proceeds, along with additional cash on hand, were used to repay $55.5 million of the Company’s loans outstanding under the Company’s then existing senior secured credit facility, after which the Company had $112.1 million outstanding under the facility with the revolver undrawn.
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

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by this update. The Company early adopted ASU 2015-03 during the three months ended June 29, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $1.3 million as of June 29, 2015, and $1.5 million as of December 29, 2014, from Deferred finance charges, net to Long-term debt, net of current portion on the Condensed Consolidated Balance Sheets. Adoption of this standard did not impact the Company’s results of operations or cash flows in either the current or previous interim and annual reporting periods.

Note 2 — Acquisitions and Disposals
Project Pie Investment and Disposal
The Company, through a non-wholly owned subsidiary, Project Pie Holdings, LLC (“PPH”), made investments in Project Pie, LLC (“Project Pie”) in the form of Series A Convertible Preferred Units (the “Preferred Units”). Project Pie is a fast casual custom-pizza restaurant chain with stores located throughout the United States, the Philippines and Scotland.
In connection with its investment in Project Pie, PPH had committed as of December 29, 2014, to fund, upon demand, up to an additional $0.5 million prior to December 2016 through the purchase of additional Series A Preferred Units of Project Pie. During the six months ended June 29, 2015, PPH invested the additional $0.5 million and satisfied its commitment to Project Pie.
The Company disposed of its ownership interests in PPH on June 29, 2015. Prior to the Company’s disposal of its ownership interests in PPH, it recorded a pre-tax impairment of $4.5 million to its investment in Project Pie during the three months ended June 29, 2015.
During the three months ended March 30, 2015, the Company determined that Project Pie was a VIE as a result of Project Pie having insufficient equity at risk, but that the Company did not have a variable interest in Project Pie and did not have control. The Company did not account for its investment in Project Pie as an equity method investment as the Company’s investment was in preferred units which contained subordination characteristics substantially different from the common units and were determined to not be in-substance common stock. The Company’s investment was classified as a cost method investment in Other assets.
Acquisitions in 2015
M2AD Acquisition
On March 9, 2015, Papa Murphy’s Company Stores, Inc. (“PMCSI”), a wholly-owned subsidiary of the Company, acquired certain assets used in the operation of six Papa Murphy’s stores in the Seattle, Washington area from M2AD Management, Inc., the previous operator of the six Papa Murphy’s stores (the “M2AD Acquisition”). Transaction costs of $12,000 associated with the M2AD Acquisition were recognized as Other store operating costs in the Condensed Consolidated Statements of Operations. The total purchase price was $4.1 million, which included a holdback of $6,000. As of June 29, 2015, PMCSI retained $5,000 of the holdback amount. The M2AD Acquisition was funded through existing cash and was accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the interim unaudited condensed consolidated financial statements.

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
Unaudited pro forma information—The following unaudited pro forma consolidated revenues and net (loss) income of the Company give effect to the M2AD Acquisition as if it had occurred as of the beginning of 2014:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Pro forma revenues	$29,121	$23,049	$59,368	$49,535
Pro forma net (loss) income	$(1,439)	$(1,612)	$1,168	$(733)

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
Revenues and net income from the acquired stores from the closing date of the M2AD Acquisition included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2015, are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 29, 2015	June 29, 2015
Revenues	$1,279	$1,564
Net income	105	120

Other Acquisitions
PMCSI also acquired all of the assets of 15 stores through six individually immaterial acquisitions during the six months ended June 29, 2015: eight stores in Tennessee, three in Washington, one in Idaho, one in Oregon, one in Texas and one in Colorado. The Tennessee stores were acquired on January 26, 2015, the Idaho store on January 12, 2015, the Oregon store on March 2, 2015, the Texas store on March 9, 2015, the Colorado store on May 4, 2015, and the Washington stores on May 11, 2015 (collectively, the “Other Acquisitions”). The Company incurred transaction costs of $30,000 associated with the Other Acquisitions that were recognized as Other store operating costs in the Condensed Consolidated Statements of Operations. The aggregate purchase price for the Other Acquisitions was approximately $5.2 million, which included holdbacks totaling $78,000 in the aggregate. As of June 29, 2015, PMCSI retained $8,000 of the aggregate holdback amount. The Other Acquisitions were funded through existing cash and were accounted for using the acquisition method of accounting whereby operating results subsequent to the acquisition date are included in the interim unaudited condensed consolidated financial statements.

The fair values of the assets acquired are summarized below (in thousands):

Cash and cash equivalents	$9
Inventories	77
Prepaid expenses and other current assets	64
Property and equipment	1,200
Reacquired franchise rights	1,041
Asset retirement obligation	(169)
Total identifiable net assets acquired	2,222
Goodwill	2,997
Total consideration	$5,219
Reacquired franchise rights have weighted average useful lives of 3.4 years. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and, to a lesser extent, economies of scale expected from combining the operations of the acquired entities with the operations of the Company.
Unaudited pro forma information—The following unaudited pro forma consolidated revenues and net (loss) income of the Company give effect to the Other Acquisitions as if they had occurred as of the beginning of 2014:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Pro forma revenues	$29,402	$23,507	$59,738	$50,394
Pro forma net (loss) income	$(1,428)	$(1,621)	$1,190	$(803)

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
Revenues and net loss from the acquired stores from the closing date of the Other Acquisitions included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2015, are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 29, 2015	June 29, 2015
Revenues	$1,636	$2,377
Net loss	(74)	(124)

Note 3 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 29, 2015	December 29, 2014
Prepaid media development costs (1)	$322	$593
Prepaid rents and insurance	1,159	620
POS software licenses for resale	1,409	1,800
Other	1,454	410
Total prepaid expenses and other current assets	$4,344	$3,423

(1)	Prepaid media development costs represent costs incurred for advertisements that have not aired.
The Company recognizes software license revenue upon the resale of Point of Sale (“POS”) software licenses to franchise owners at cost. The income from the sale is included in Lease and other revenues and the related expense is recorded in

Selling, general and administrative costs on the Condensed Consolidated Statements of Operations. POS software license revenue during the periods reported was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
POS software license revenue	$115	$126	$301	$1,926

Note 4 — Property and Equipment
Property and equipment are net of accumulated depreciation of $11.3 million and $9.3 million at June 29, 2015, and December 29, 2014, respectively. Depreciation expense during the periods reported was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Depreciation expense	$1,075	$722	$2,079	$1,331

Note 5 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	DOMESTIC COMPANY STORES	DOMESTIC FRANCHISE	TOTAL
Balance at December 29, 2014	$19,536	$81,546	$101,082
Acquisitions	5,551	—	5,551
Balance at June 29, 2015	$25,087	$81,546	$106,633
There is no goodwill associated with the International Segment. During the three months ended June 29, 2015, the Company has determined that there have not been any triggering events that would require an updated impairment review.

Note 6 — Intangible Assets
Intangible assets are net of accumulated amortization of $21.9 million and $19.3 million as of June 29, 2015, and December 29, 2014, respectively. Amortization expense during the periods reported was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Amortization expense	$1,345	$1,245	$2,660	$2,477

Note 7 — Notes Receivable
Notes receivable consist of the following:

(in thousands)	June 29, 2015	December 29, 2014
Note maturing in 2020 bearing interest at 9.0% and collateralized by store assets.	$255	$287
Total notes receivable	255	287
Less current portion	(71)	(62)
Notes receivable, net of current portion	$184	$225

Note 8 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	June 29, 2015	December 29, 2014
2014 Credit Facility
Term loan	$110,600	$112,000
Revolving line of credit	500	—
Notes payable	3,000	3,000
Total principal amount of long-term debt	114,100	115,000
Unamortized debt issuance costs	(1,324)	(1,485)
Total long-term debt	112,776	113,515
Less current portion	(2,800)	(2,800)
Total long-term debt, net of current portion	$109,976	$110,715
2014 senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of the Company, entered into a $132.0 million senior secured credit facility (the “2014 Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of June 29, 2015, the 2014 Credit Facility bore interest under the LIBOR rate option at 3.44%.
With a maturity date of over one year from June 29, 2015, balances outstanding under the 2014 Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $0.7 million due on the last day of each fiscal quarter.
The weighted average interest rate for all borrowings under our 2014 Credit Facility for the second quarter of 2015 was 3.46%.
2013 senior secured credit facility
In August 2014, the borrowings under the 2014 Credit Facility refinanced the $177.0 million senior secured credit facility entered into in October 2013 (the “2013 Credit Facility”), which included a $167.0 million senior secured term loan and a $10.0 million revolving credit facility, including a $2.5 million letter of credit subfacility.
On May 7, 2014, the Company prepaid $55.5 million of its long-term debt under the 2013 Credit Facility in connection with the IPO. A proportionate share of deferred financing costs of $1.2 million were expensed as a Loss on early retirement of debt on the Company’s Condensed Consolidated Statements of Operations at the time of this debt prepayment.
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

Note 9 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 29, 2015		December 29, 2014
(in thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE	FAIR VALUE MEASUREMENTS
Financial assets
Notes receivable (1)	$255	$259	$287	$302	Level 3
Cost-method investments (2)	—	—	4,000	5,055	Level 3
Financial liabilities
Long-term debt, including current portion thereof (3)	114,100	114,100	115,000	113,880	Level 3

(1)	The fair value of the notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(2)	The fair value of cost-method investments was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(3)	The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
Financial instruments not included in the table above consist of cash and cash equivalents, accounts receivable and accounts payable. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value because of the short-term nature of the accounts.

Note 10 — Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

(in thousands)	June 29, 2015	December 29, 2014
Accrued compensation and related costs	4,150	3,670
Gift cards and certificates payable	2,105	2,912
Accrued interest and non-income taxes payable	698	745
Convention fund balance	576	271
Advertising and development fund	—	507
Unearned product rebates	—	791
Other	887	704
	$8,416	$9,600

Note 11 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
(Benefit from) provision for income taxes	$(1,160)	$(1,112)	$460	$(421)
(Loss) income before income taxes	(3,099)	(2,719)	1,117	(1,209)
Effective income tax rate	37.4%	40.9%	41.2%	34.8%
The effective income tax rate for the three months ended June 29, 2015, includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes and the relative impact of those differences on a small quarterly loss. The effective income tax rate for the three months ended June 30, 2014, includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes and the relative impact of those differences on a small quarterly loss.
The effective income tax rate for the first six months of 2015 includes the effect of a discrete adjustment for the cumulative share-based compensation expense adjustment for certain awards previously considered unlikely to vest. The effective tax rate for the first six months ended June 30, 2014, includes the effect of a separate unfavorable discrete adjustment for an accelerated restricted stock vesting event recorded in early 2014.

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
Noncontrolling interests
The Company received the following additional investments by noncontrolling interest holders in PPH during the periods reported:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Additional investment by noncontrolling interest holders in PPH	$—	$111	$56	$167

Note 13 — Share-based Compensation
In May 2010, the Company’s Board of Directors approved the 2010 Amended Management Incentive Plan (the “2010 Plan”). In May 2014, the Company’s Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2010 Plan, the “Incentive Plans”). With the adoption of the 2014 Plan, the Company has discontinued selling stock and issuing awards under the 2010 Plan, but stock previously purchased and awards previously granted under the 2010 Plan remain outstanding.
The Incentive Plans reserve 2,116,747 common shares for equity incentive awards which can be awarded as incentive stock options, non-qualified stock options, restricted stock awards, and unrestricted stock awards. Under the Incentive Plans, the Company has awarded 580,925 and 610,084 shares of restricted common stock to eligible employees as of June 29, 2015, and December 29, 2014, respectively. In addition, the Company has issued 1,074,800 and 945,149 stock options under the Incentive Plans to eligible employees as of June 29, 2015, and December 29, 2014, respectively.

Restricted common shares
Information with respect to restricted stock activity is as follows:

	Number of Shares of Restricted Common Stock
	Time Vesting	Performance Vesting	Weighted Average Sale/Grant Date Fair Value Per Share
Unvested, December 29, 2014	127,650	215,556	$2.27
Granted	4,785	—	18.81
Vested	(57,326)	—	0.90
Repurchased	(7,542)	(26,402)	0.74
Unvested, June 29, 2015	67,567	189,154	$3.09
The weighted average fair value of share-based compensation awards granted and the fair values of awards granted and vested during the period were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Weighted average grant date fair value per share	$18.81	N/A	$18.81	N/A
Total fair value of shares granted	90	$—	90	$—
Total fair value of shares vested	35	47	52	432
Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options
	Time Vesting	Performance Vesting	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 29, 2014	722,307	222,842	$11.16
Granted	192,000	—	13.43
Exercised	(4,626)	—	11.00
Forfeited	(37,483)	(20,240)	11.79
Outstanding, June 29, 2015	872,198	202,602	$11.54	9.0 years	$10,215
Exercisable, June 29, 2015	443,363	—	$11.18	8.8 years	$4,372
Vested and expected to vest at June 29, 2015	807,873	172,212	$11.51	9.0 years	$9,339
Fair value information for options granted and vested and the intrinsic value of options exercised during the periods reported are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Weighted average grant date fair value per share	N/A	$4.27	$5.41	$4.27
Total fair value of awards granted	$—	3,367	1,039	4,151
Total fair value of awards vested	314	1,147	324	1,432
Total intrinsic value of options exercised	—	—	32	—

Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans during the periods reported were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Stock compensation expense	$500	$995	$656	$1,545
Income tax benefits associated with stock compensation expense	166	393	218	509

As of June 29, 2015, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $3.0 million with $2.1 million associated with time vesting awards and $0.9 million associated with performance vesting awards. The remaining weighted average contractual life for unrecognized stock-based compensation expense was 3.5 years as of June 29, 2015.
Prior to the IPO, the valuation of the Company’s common stock and Preferred Shares was based on the principles of option-pricing theory. This approach is based on modeling the value of the various components of an entity’s capital structure as a series of call options on the proceeds expected from the sale of the entity or the liquidation of its assets at some future date. Specifically, each of the preferred and common equity is modeled as a call option on the aggregate value of the Company with an exercise price equal to the liquidation preferences of the more senior securities. Both the income and market approaches were considered when estimating the fair value of the Company.
The Company’s valuation was performed under both an IPO and non-IPO scenario with each value weighted based on an estimated probability of occurrence. The key inputs required to calculate the value of the common stock using the option-pricing model included the risk free rate, the volatility of the underlying assets, and the estimated time until a liquidation event. The Company applied a marketability discount to the value of common stock based on facts and circumstances at each valuation date.
During the reported periods prior to the IPO, the Company assumed the following:

	Three Months Ended March 31, 2014 (1)
	IPO Scenario	Non-IPO Scenario
Risk free rate	0.36%	0.36%
Volatility of the underlying assets	45%	45%
Estimated time until a liquidation event	0.58 years	1.75 years
Marketability discount—common stock	10%	25%
Marketability discount—preferred stock	8%	15%
Weight applied to scenario	95%	5%

(1)	The last valuation of the Company was performed as of March 31, 2014.
The fair value of the stock option awards granted during the periods reported was estimated with the following weighted-average assumptions.

	Three Months Ended		Six Months Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Risk free rate	N/A	2.1%	1.9%	2.0%
Expected volatility	N/A	34.9%	37.9%	35.0%
Expected term	N/A	6.5 years	6.3 years	6.3 years
Expected dividend yield	N/A	0.0%	0.0%	0.0%

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
The following table sets forth the computations of basic and dilutive EPS:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Earnings:
Net (loss) income	$(1,939)	$(1,607)	$657	$(788)
Less: net loss attributable to noncontrolling interests	500	—	500	—
Net (loss) income attributable to Papa Murphy's	(1,439)	(1,607)	1,157	(788)
Less: cumulative Series A and B Preferred dividends	—	(552)	—	(2,150)
Net (loss) income available to common shareholders	$(1,439)	$(2,159)	$1,157	$(2,938)
Shares:
Weighted average common shares outstanding	16,630	11,375	16,617	7,613
Dilutive effect of potential common stock (1)	—	—	256	—
Diluted weighted average number of shares outstanding	16,630	11,375	16,873	7,613
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.09)	$(0.19)	$0.07	$(0.39)
Diluted (loss) earnings per share	$(0.09)	$(0.19)	$0.07	$(0.39)

(1)
The Company’s potential common stock instruments such as stock options and restricted stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2014 and the three months ended June 29, 2015, as the effect of including these shares in the calculation would have been anti-dilutive.

For the three months ended June 29, 2015, and June 30, 2014, an aggregated total of 390,000 shares and 388,000 shares, respectively, have been excluded from the diluted income per share calculation because their effect would have been anti-dilutive. For the six months ended June 29, 2015, and June 30, 2014, an aggregated total of 88,000 shares and 341,000 shares, respectively, have been excluded from the diluted income per share calculation because their effect would have been anti-dilutive.

Note 15 — Commitments and Contingencies
Operating lease commitments
The Company leases facilities and various office equipment under non-cancelable operating leases which expire through December 2025. Lease terms for its store units are generally for five years with renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.
The Company has entered into operating leases that it has subleased to three franchised stores. These operating leases have minimum base rent terms, contingent rent terms if individual franchised store sales exceed certain levels and have terms expiring on various dates from October 2015 to May 2020.
Lease guarantees
The Company is the guarantor for operating leases of eight franchised stores that have terms expiring on various dates from July 2015 to September 2018. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of June 29, 2015, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.

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
In October 2014, the Company engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, the Company has reached resolution with eleven of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending.
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
On May 8, 2015, the Company was named as a defendant in a class action lawsuit claiming a violation of the Telephone Consumer Protection Act, which prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The lawsuit alleges that the Company did not comply with the statutory requirements for obtaining consumers’ consent to receive text messages from the Company, and seeks statutory penalties for those alleged deficiencies. The Company believes the plaintiff’s interpretation of the applicable law is incorrect, and it will vigorously defend itself in the lawsuit, but provides no assurance that it will be successful. An adverse judgment or settlement could have an adverse impact on the Company’s profitability and could cause variability in its results compared to expectations.
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

Note 16 — Related Party Transactions
Advisory services and monitoring agreement
Prior to the IPO, the Company was a party to an advisory services and monitoring agreement with affiliates of Lee Equity Partners, LLC (“Lee Equity”). In accordance with the terms of the agreement, the Company paid Lee Equity for ongoing advisory and monitoring services, such as management consulting, financial analysis, and other related services. As compensation, the Company paid an annual fee of $0.5 million in four equal quarterly installments plus direct expenses incurred which are included in Selling, general and administrative costs. The agreement did not call for a minimum level of services to be furnished and provided that fees paid to Lee Equity could be deferred at the discretion of Lee Equity or to the extent required under the Company’s 2014 Credit Facility.
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
In March 2014, the Company entered into agreements with certain executive officers to repurchase an aggregate of 109,779 shares of common stock at a price of $11.85 per share for a total purchase price of $1.3 million. Included among the repurchased shares were 31,707 shares of common stock for which vesting terms were accelerated in connection with the repurchase. The Company received a payment of $1.0 million from the same executive officers to repay their outstanding stock subscription receivables. Concurrent with the share repurchase, the Company entered into agreements with the same executive officers to issue 109,779 stock options to purchase shares at an exercise price of $11.85 per share, including 78,072 fully vested options and 31,707 options subject to time-based or performance-based vesting provisions. In connection with the acceleration of vesting and the issuance of the fully vested options, the Company recorded stock-based compensation expense of $0.5 million for the six months ended June 30, 2014.
All loans made to officers of the Company were repaid prior to the IPO. Some loans made to non-officer employees of the Company were still outstanding at the time of the IPO. As of June 29, 2015, and December 29, 2014, the Company had stock subscription receivables of $0.1 million.
Related party revenue
The Company was party to transactions to sell services to Project Pie during the period Project Pie was a cost-method investee. Revenue from these transactions are recorded as Lease and other revenues on the Condensed Consolidated Statements of Operations. Related party revenue during the periods reported was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Related party revenue	$—	$45	$4	$84

As of June 29, 2015, and December 29, 2014, the Company had an Accounts receivable balance from Project Pie of $0 and $66,000, respectively.
Notes receivable
On March 13, 2015, the Company loaned Project Pie, a cost-method investee, $250,000, in exchange for a note receivable which bore interest at 13% and matured in June 2015. This note was written off as a bad debt in the three months ended June 29, 2015.
In June 2015, the Company entered into an agreement with Project Pie under which the Company, at its own discretion, may advance funds not to exceed $0.8 million in exchange for a subordinated note receivable. As of June 29, 2015, no funds were outstanding under the agreement.

Note 17 — Segment Information
The Company has the following reportable segments: (i) Domestic Company Stores; (ii) Domestic Franchise; and (iii) International. The Domestic Company Stores segment includes operations with respect to Company-owned stores in the United States and derives its revenues from retail sales of pizza and side items to the general public. The Domestic Franchise segment includes operations with respect to franchised stores in the United States and derives its revenues primarily from franchise and development fees and franchise royalties from franchised stores in the United States. The International segment includes operations related to the Company’s operations outside the United States and derives its revenues from franchise and development fees and franchise royalties from franchised stores outside the United States.
The following tables summarize information on profit or loss and assets for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Revenues
Domestic Franchise	$10,878	$10,324	$22,813	$23,371
Domestic Company Stores	18,156	11,477	35,323	23,495
International	87	45	154	97
Total	$29,121	$21,846	$58,290	$46,963
Segment Operating Income (Loss)
Domestic Franchise	$4,208	$4,234	$10,135	$10,228
Domestic Company Stores	552	158	1,688	678
International	54	(121)	78	(225)
Corporate and unallocated	(2,226)	(3,459)	(3,965)	(5,269)
Total	$2,588	$812	$7,936	$5,412
Depreciation and Amortization
Domestic Franchise	$1,288	$1,261	$2,589	$2,430
Domestic Company Stores	1,124	698	2,135	1,363
International	8	8	15	15
Total	$2,420	$1,967	$4,739	$3,808

(in thousands)	June 29, 2015	December 29, 2014
Total Assets
Domestic Franchise	$132,156	$137,417
Domestic Company Stores	44,548	34,953
International	392	447
Other (1)	89,622	92,647
Total	$266,718	$265,464

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks, unamortized deferred financing charges, and an intercompany note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2015 and 2014 are 52-week periods ending on December 28, 2015, and ended on December 29, 2014, respectively.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, business strategies and priorities, resolution of litigation and claims, expectations for reducing operating costs and increasing sales through the use of our POS system terminals, deductibility of goodwill for income tax purposes, potential efficiencies and synergies created by store acquisitions, expansion and growth opportunities, the number and timing of new store openings, exposure to foreign currency and interest rate risk, retention of senior executives, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States and the fifth largest pizza chain overall. We were founded in 1981 and have grown our footprint to a total of 1,485 system-wide stores as of June 29, 2015, of which 92.1% are franchised, located in 38 states plus Canada and the Middle East.
We have been repeatedly rated the #1 pizza chain in the United States by multiple third-party consumer studies. In 2015, Technomic awarded us the 2015 Chain Restaurant Consumers’ Choice award and named us the Quick Serve concept most likely to be recommended by consumers. Nation’s Restaurant News rated us the #1 limited service restaurant in the Pizza/Italian Category for 2015. We were rated #1 in the Pizza Category by Market Force Information in 2015, including the top spot in food quality, healthy food, and friendly service. We were also rated the #1 pizza chain overall by Nation’s Restaurant News in 2014, 2013, 2012 and 2011. When compared to broader restaurant chain competition, we were recognized by

Technomic in 2015, 2014 and 2013 as the #1 chain overall among all restaurants and all food categories and by Nation’s Restaurant News in 2013 and 2012 as one of the Top 5 Overall limited service restaurant chains across all food categories.
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
The relatively small initial and ongoing investments required to own and operate a Papa Murphy’s store creates the opportunity for higher margins and attractive returns. We believe these favorable investment requirements coupled with simple operations, a strong brand message supported by high levels of advertising spending and high-quality menu offerings drive attractive store-level economics, which, in turn, drives demand for new stores.

2015 Highlights
Revenue Growth
Total revenues for the three months ended June 29, 2015, compared to the three months ended June 30, 2014, grew 33.3% from $21.8 million to $29.1 million due primarily to the strategic acquisition of franchised stores by our Domestic Company Stores segment, new store openings, and comparable store sales growth. Total revenues for the six months ended June 29, 2015, compared to the six months ended June 30, 2014, grew 24.1% from $47.0 million to $58.3 million due primarily to the strategic acquisition of franchised stores by our Domestic Company Stores segment, new store openings, and comparable store sales growth. Excluding the year-over-year impact of POS licenses resold to franchisees at cost, total revenue increased 33.5% and 28.8% in the three and six months ended June 29, 2015, respectively, over the comparable periods in 2014.
System-wide sales for the three months ended June 29, 2015, compared to the three months ended June 30, 2014, increased 7.5% from $200.7 million to $215.8 million. System-wide sales for the six months ended June 29, 2015, compared to the six months ended June 30, 2014, increased 8.1% from $416.7 million to $450.4 million.
Comparable store sales growth in 2015 compared to 2014 for selected segments was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Domestic Franchise	4.5%	1.2%	5.0%	2.2%
Domestic Company Stores	4.9%	5.7%	5.6%	6.4%
Total domestic stores	4.5%	1.5%	5.1%	2.5%
As of June 29, 2015, we had achieved 18 straight quarters of comparable store sales growth and 41 of the last 46 quarters had positive comparable store sales growth. In the six months ended June 29, 2015, we also had 17 weeks in which we recorded all-time highs for system-wide sales.
Store Development
We and our franchise owners opened 20 stores in the three months ended June 29, 2015, including 16 in the United States. Through the six months ended June 29, 2015, we and our franchise owners opened 42 stores, including 36 in the United States. While we plan to strategically expand our Company-owned store base in select markets, we expect the majority of our expansion will result from new franchised store openings.

Acquisitions
During the three months ended June 29, 2015, we acquired three stores in the Seattle, Washington market and one in the Colorado Springs, Colorado market. During the six months ended June 29, 2015, we acquired 21 Papa Murphy’s stores from franchise owners in six different markets across the country. Nine stores were acquired in the Seattle, Washington market, eight stores in the Knoxville, Tennessee market, and one store each in the Boise, Idaho; Portland, Oregon; Dallas, Texas; and Colorado Springs, Colorado markets.
Technology Investments
Our POS system is an important technology platform and tool for our future growth. Future precision marketing tools and mobile coupon capabilities necessitate POS system terminals in our stores. We have rolled out POS system terminals to 1,084 stores as of June 29, 2015. We believe that an opportunity remains for many of our franchise owners to reduce their operating costs by using the POS system terminals.
We continue to roll out an integrated online ordering platform coupled with the latest version of our POS system software, which was in 698 stores as of June 29, 2015. An additional 56 stores were still on our original, non-integrated online ordering platform pending conversion as of June 29, 2015.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Revenues
Domestic Franchise	$10,878	$10,324	$22,813	$23,371
Domestic Company Stores	18,156	11,477	35,323	23,495
International	87	45	154	97
Total	$29,121	$21,846	$58,290	$46,963
Operating Income
Domestic Franchise	$4,208	$4,234	$10,135	$10,228
Domestic Company Stores	552	158	1,688	678
International	54	(121)	78	(225)
Other (1)	(2,226)	(3,459)	(3,965)	(5,269)
Total	$2,588	$812	$7,936	$5,412
Depreciation and amortization
Domestic Franchise	$1,288	$1,261	$2,589	$2,430
Domestic Company Stores	1,124	698	2,135	1,363
International	8	8	15	15
Total	$2,420	$1,967	$4,739	$3,808

(1)	Represents corporate costs and intersegment elimination.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended		Six Months Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Domestic store average weekly sales (AWS)	$11,342	$10,848	$11,868	$11,296
Domestic comparable store sales growth	4.5%	1.5%	5.1%	2.5%
Domestic comparable stores	1,363	1,309	1,363	1,309
System-wide sales (in thousands)	$215,752	$200,718	$450,385	$416,701
Number of system-wide stores at period end	1,485	1,436	1,485	1,436
Adjusted EBITDA (in thousands)	$6,432	$5,687	$14,447	$13,220
Average Weekly Sales
Average Weekly Sales (“AWS”) consists of the average weekly sales of domestic franchised and Company-owned stores over a specified period of time. AWS is calculated by dividing the total net sales of our domestic system-wide stores for the relevant time period by the number of weeks these same stores were open in such time period. This measure allows management to assess changes in customer traffic and spending patterns at our domestic system-wide stores.
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
System-Wide Sales
System-wide sales include net sales by all of our system-wide stores. This measure allows management to assess the health of our brand, our relative position to competitors and changes in our royalty revenues.
Store Openings, Closures, Acquisitions and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquisitions and divestitures of stores to assess growth in system-wide sales, royalty revenues and Company-owned store sales.
The following table sets forth the changes in the number of stores in our system as well as the rate of new store openings for the six months ended June 29, 2015.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total	Annualized New Store Opening Rate
Store count at December 29, 2014	91	1,342	1,433	28	1,461
Openings	7	29	36	6	42	5.7%
Closings	(1)	(17)	(18)	—	(18)
Net transfers	21	(21)	—	—	—
Store count at June 29, 2015	118	1,333	1,451	34	1,485
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
“Adjusted EBITDA” is calculated as net (loss) income before interest expense, income taxes, depreciation and amortization (“EBITDA”) as adjusted for:

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
Adjusted EBITDA eliminates the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net (loss) income, as determined by GAAP, and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
Adjusted EBITDA is a non-GAAP financial measure. Management believes that this financial measure, when viewed with our results of operations in accordance with GAAP and our reconciliation of Adjusted EBITDA to net (loss) income, provides additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future. By providing this non-GAAP financial measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.
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

The following table provides a reconciliation of our net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Net (Loss) Income	$(1,939)	$(1,607)	$657	$(788)
Net loss attributable to noncontrolling interests	500	—	500	—
Net (Loss) Income Attributable to Papa Murphy's	(1,439)	(1,607)	1,157	(788)
Depreciation and amortization	2,420	1,967	4,739	3,808
Income tax provision (benefit)	(1,160)	(1,112)	460	(421)
Interest expense, net	1,143	2,297	2,273	5,375
EBITDA	964	1,545	8,629	7,974
Loss on disposal of property and equipment (1)	3	36	62	42
Expenses not indicative of future operations:
Secondary offering and IPO preparation costs (2)	345	278	345	651
Loss on Project Pie impairment and disposal (3)	4,325	—	4,325	—
Management fees and related expenses (4)	—	1,543	—	1,678
Transaction costs (5)	29	60	63	62
New store pre-opening expenses (6)	176	1	246	11
Non-cash expenses and non-income based state taxes (7)	590	1,033	777	1,611
Loss on early retirement of debt (8)	—	1,191	—	1,191
Adjusted EBITDA	$6,432	$5,687	$14,447	$13,220

(1)	Represents non-cash losses resulting from disposal of property and equipment, including divested Company-owned stores.

(2)
For the 2015 periods, represents offering costs related to the secondary offering of the Company’s common stock; For the 2014 periods, represents non-recurring advisory expenses in connection with our IPO and non-recurring recruitment, relocation and other costs related to the recruitment of a new CFO.

(3)	Represents a $4 million loss recognized upon impairment of Project Pie, a cost-method investment, and its subsequent disposal, and the write-off as bad debt receivables totaling $325,000.

(4)
Represents the elimination of management fees and related costs paid to Lee Equity for advisory services provided pursuant to an advisory services and monitoring agreement. More information can be found in Financial Statements in Note 16 — Related Party Transactions of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements

(5)	Represents transaction costs relating to the acquisition of multiple franchised stores and the investments in and divestment of Project Pie.

(6)
Represents expenses directly associated with the opening of new stores and incurred primarily in advance of the store opening, including wages, benefits, and travel for training of opening teams, grand opening marketing costs and other store operating costs.

(7)
Represents (i) non-cash expenses related to equity-based compensation; (ii) non-cash expenses related to the difference between GAAP and cash rent expense; and (iii) state revenue taxes levied in lieu of an income tax.

(8)	Represents losses resulting from refinancing of long-term debt.

Key Financial Definitions
Revenues
Substantially all of our revenues are derived from sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights. Franchise and development fees include initial franchise fees charged for opening a new franchised store, successive fees for the renewal of expiring franchise agreements, transfer fees for transferring ownership of a franchise and fee forfeitures. “Lease and other,” as used in this report, includes revenues earned from the sublease of real estate under a master lease agreement with a national retailer and revenues derived from the resale of POS system licenses to franchise owners at cost, plus revenue from POS support agreements. Lease income is recognized in the period earned, which coincides with the period the expense is due to the master leaseholder. See Selling, General and Administrative Costs below for the related offsetting expense to the POS system licenses resold to franchise owners.
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
Selling, General and Administrative Costs
Selling, general and administrative costs consist of wages, benefits and other compensation, franchise development expenses, travel, marketing, accounting and legal fees, the costs of POS system software licenses sold to franchise owners at cost, sponsor management fees and other expenses related to the infrastructure required to support our franchised and Company-owned stores. See Revenues above for a discussion of the related offsetting revenue from the POS system software licenses resold to franchise owners. Selling, general and administrative costs also include net advertising expenses of an advertising fund we manage on behalf of all domestic stores.
Depreciation and Amortization
Depreciation and amortization constitute non-cash charges related to the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of franchise relationships and reacquired franchise rights relating to our acquisition of certain franchised stores.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and six months ended June 29, 2015, and June 30, 2014.

	Three Months Ended				Six Months Ended
	June 29, 2015		June 30, 2014		June 29, 2015		June 30, 2014
(in thousands)	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES
Revenues
Franchise royalties	$9,753	33.5%	$9,315	42.7%	$20,433	35.0%	$19,384	41.3%
Franchise and development fees	830	2.9%	862	3.9%	1,970	3.4%	2,031	4.3%
Company-owned store sales	18,156	62.3%	11,477	52.5%	35,323	60.6%	23,495	50.0%
Lease and other	382	1.3%	192	0.9%	564	1.0%	2,053	4.4%
Total revenues	29,121	100.0%	21,846	100.0%	58,290	100.0%	46,963	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	6,443	22.2%	4,499	20.6%	12,533	21.5%	9,089	19.5%
Compensation and benefits (1)	4,722	16.2%	2,905	13.3%	9,076	15.6%	5,935	12.6%
Advertising (1)	1,753	6.0%	1,122	5.1%	3,422	5.9%	2,244	4.8%
Occupancy (1)	1,174	4.0%	674	3.1%	2,176	3.7%	1,334	2.8%
Other store operating costs (1)	1,856	6.4%	1,007	4.6%	3,301	5.7%	2,076	4.4%
Selling, general and administrative	8,162	28.0%	8,824	40.4%	15,045	25.8%	17,023	36.2%
Depreciation and amortization	2,420	8.3%	1,967	9.0%	4,739	8.1%	3,808	8.1%
Loss on disposal of property and equipment	3	—%	36	0.2%	62	0.1%	42	0.1%
Total costs and expenses	26,533	91.1%	21,034	96.3%	50,354	86.4%	41,551	88.5%
Operating Income	2,588	8.9%	812	3.7%	7,936	13.6%	5,412	11.5%
Interest expense	1,149	3.8%	2,316	10.5%	2,292	3.9%	5,428	11.6%
Interest income	(6)	—%	(19)	(0.1)%	(19)	0.0%	(53)	(0.1)%
Loss on early retirement of debt	—	—%	1,191	5.5%	—	—%	1,191.0	2.5%
Loss on disposal or impairment of investments	4,500	15.5%	—	—%	4,500	7.7%	—	—%
Other expense, net	44	0.2%	43	0.2%	46	0.1%	55	0.1%
(Loss) Income Before Income Taxes	(3,099)	(10.6)%	(2,719)	(12.4)%	1,117	1.9%	(1,209)	(2.6)%
(Benefit from) provision for income taxes	(1,160)	(3.9)%	(1,112)	(5.0)%	460	0.8%	(421)	(0.9)%
Net (Loss) Income	$(1,939)	(6.7)%	$(1,607)	(7.4)%	$657	1.1%	$(788)	(1.7)%
Net loss attributable to noncontrolling interests	500	(1.8)%	—	—%	500	(0.9)%	—	—%
Net (Loss) Income Attributable to Papa Murphy's	$(1,439)	(4.9)%	$(1,607)	(7.4)%	$1,157	2.0%	$(788)	(1.7)%

(1)
Please see the table presented in Costs and Expenses below, which presents company-owned store expenses as a percentage of company-owned store revenue for the three and six months ended June 29, 2015, and June 30, 2014.

Revenues
Total revenues. The following table presents Total revenues for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Total revenues	$29,121	$21,846	33.3%	$58,290	$46,963	24.1%

In the three months ended June 29, 2015, Total revenues grew primarily from the acquisition of franchised stores and construction of new stores by our Domestic Company Stores segment, plus domestic comparable store sales growth of 4.5%. Excluding the year-over-year impact of POS licenses resold to franchisees at cost, total revenue increased 33.5%.
In the six months ended June 29, 2015, Total revenues grew primarily from the acquisition of franchised stores by our Domestic Company Stores segment, net new store openings and domestic comparable store sales growth of 5.1%. Excluding the year-over-year impact of POS licenses resold to franchisees at cost, total revenue increased 28.8%.
Franchise royalties. The following table presents Franchise royalties for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Franchise royalties	$9,753	$9,315	4.7%	$20,433	$19,384	5.4%
Percentage of total revenues	33.5%	42.7%		35.0%	41.3%
Franchise royalties increased in the three months ended June 29, 2015, compared to the three months ended June 30, 2014, primarily due to Domestic Franchise comparable store sales growth of 4.5%. Franchise royalties increased in the six months ended June 29, 2015, compared to the six months ended June 30, 2014 primarily due to Domestic Franchise comparable store sales growth of 5.0%.
The decrease in Franchise royalties as a percentage of Total revenues was the result of increases in the number of Company-owned stores which generated Company-owned store sales increases of 58.2% and 50.3% in the three and six months ended June 29, 2015, respectively, compared to the respective three and six months ended June 30, 2014.
Franchise and development fees. The following table presents Franchise and development fees for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Franchise and development fees	$830	$862	(3.7)%	$1,970	$2,031	(3.0)%
Percentage of total revenues	2.9%	3.9%		3.4%	4.3%
Franchise and development fees decreased in the three months ended June 29, 2015, compared to the three months ended June 30, 2014, due to the opening of six fewer franchised stores than in the three months ended June 30, 2014. For the six months ended June 29, 2015, Franchise and development fees decreased, compared to the six months ended June 30, 2014, due to the opening of six fewer franchised stores than in the six months ended June 30, 2014.
Company-owned store sales. The following table presents Company-owned store sales for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Company-owned store sales	$18,156	$11,477	58.2%	$35,323	$23,495	50.3%
Percentage of total revenues	62.3%	52.5%		60.6%	50.0%
Company-owned store sales increased in the three months ended June 29, 2015 compared to prior year due to the acquisition of 43 company-owned stores, the opening of nine new stores, and comparable store sales growth of 4.9%, which was partially offset by the closure of two stores.
In the six months ended June 29, 2015, Company-owned store sales increased due to the acquisition of 43 company-owned stores, the opening of nine stores, and comparable store sales growth of 5.6%, which was partially offset by the closure of two stores and the divestiture of one store. The comparable store sales increases resulted primarily from improved product mix.

Lease and other. The following table presents Lease and other revenue for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Lease and other	$382	$192	99.0%	$564	$2,053	(72.5)%
Percentage of total revenues	1.3%	0.9%		1.0%	4.4%
Lease and other revenues increased in the three months ended June 29, 2015, compared to the three months ended June 30, 2014, due to help desk fees recognized from new POS support agreements and breakage on a discontinued gift certificate program. During the quarter the Company began to provide help desk support to franchised and Company-owned stores for a recurring quarterly fee. Lease and other revenue decreased in the six months ended June 29, 2015, compared to the six months ended June 30, 2014, due to a reduction of $1.6 million from the resale of POS software licenses to franchise owners at cost. An equal and offsetting cost related to the resale of the POS software licenses is included in Selling, general and administrative expenses as discussed below.
Costs and Expenses
Total costs and expenses. The following table presents Total costs and expenses for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Total costs and expenses	$26,533	$21,034	26.1%	$50,354	$41,551	21.2%
Percentage of total revenues	91.1%	96.3%		86.4%	88.5%
Total costs and expenses increased in the three and six months ended June 29, 2015, compared to the respective three and six months ended June 30, 2014, primarily as the result of store acquisitions from franchise owners and the opening of new Company-owned stores.
Store operating costs. The following table presents Store operating costs for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Store operating costs	$15,948	$10,207	56.2%	$30,508	$20,678	47.5%
Percentage of total revenues	54.8%	46.7%		52.3%	44.0%
Store operating costs as a percentage of total revenues increased in the three and six months ended June 29, 2015, compared to the respective three and six months ended June 30, 2014, primarily as a result of the acquisition of stores from franchise owners and the construction of new stores.
The following table presents a break-out of Store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended		Six Months Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
As a % of Company-owned store revenue:
Cost of food and packaging	35.5%	39.2%	35.5%	38.7%
Compensation and benefits	26.0%	25.3%	25.7%	25.3%
Advertising	9.7%	9.8%	9.7%	9.6%
Occupancy	6.5%	5.9%	6.2%	5.7%
Other store operating costs	10.1%	8.7%	9.3%	8.7%
Total store operating costs	87.8%	88.9%	86.4%	88.0%

Total store operating costs as a percentage of Company-owned store sales decreased 110 basis points in the three months ended June 29, 2015, compared to the three months ended June 30, 2014, due to decreased cost of food and packaging which was partially offset by higher costs in compensation and benefits, occupancy and other store operating costs. For the six months ended June 29, 2015, total store operating costs as a percentage of company-owned store revenues decreased 160 basis points compared to the six months ended June 30, 2014, due to decreased cost of food and packaging which was partially offset by higher costs in compensation and benefits, occupancy and other store operating costs

▪
Effect of Store Portfolio Changes. We acquired 43 stores, opened nine new stores, closed two stores and refranchised one store over the last twelve months. This shift in our store portfolio is the primary driver behind the increase in Compensation and benefits and Occupancy as a percentage of Company-owned store sales for the three and six months ended June 29, 2015, compared to the respective three and six months ended June 30, 2014, as store sales volumes in the newly constructed and acquired stores are currently lower than the segment’s average sales.

▪
Cost of food and packaging. Lower cheese prices are positively affecting our Cost of food and packaging in total and as a percentage of Company-owned store sales for the three and six months ended June 29, 2015, compared to the respective three and six months ended June 30, 2014. Our average cheese price in the three and six months ended June 29, 2015, declined by 14.8% and 18.0%, respectively, over our average cheese price in the three and six months ended June 30, 2014.

▪
Other store operating costs. New store pre-opening costs of $176,000 and $246,000 were recognized in Other store operating costs for the three and six months ended June 29, 2015, respectively, compared to $1,000 and $11,000 in the three and six months ended June 30, 2014, respectively. Pre-opening costs have historically averaged around $35,000 per store with the majority of the costs incurred in the two months immediately prior to a new store opening. In 2015 the Company has opened 7 new stores as of June 29, 2015, with more nearing completion. Excluding the impact of pre-opening costs in 2015, Other store operating costs as a percentage of Company-owned store sales would have been 9.3% and 8.6% for the three and six months ended June 29, 2015, respectively.

Selling, general and administrative. The following table presents Selling, general and administrative costs for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Selling, general and administrative	$8,162	$8,824	(7.5)%	$15,045	$17,023	(11.6)%
Percentage of total revenues	28.0%	40.4%		25.8%	36.2%
Selling, general and administrative costs decreased in the three months ended June 29, 2015, compared to the three months ended June 30, 2014, primarily due to lower non-recurring costs from 2014, such as management fees related to an advisory services and monitoring agreement, which terminated at the time of the IPO, stock-based compensation and POS system software licenses sold to franchise owners at cost. For the six months ended June 29, 2015, Selling, general and administrative costs decreased compared to the six months ended June 30, 2014, primarily due to non-recurring costs related to an advisory services and monitoring agreement, including its termination at the time of the IPO, stock-based compensation and other costs incurred in connection with the IPO, and costs related to the resale of POS system licenses to franchise owners at cost in the prior year.
As a percentage of Total revenues, Selling, general and administrative costs decreased in the three and six months ended June 29, 2015, compared to the respective three and six months ended June 30, 2014, due mainly to higher company store revenues as a result of the store portfolio changes discussed above and higher franchise royalties.
Excluding the revenues and expenses related to the resale of the POS system software licenses sold to franchise owners at cost and the costs incurred in preparation for the IPO, Selling, general and administrative costs as a percent of revenues would have been 27.7% and 25.4% for the three and six months ended June 29, 2015, respectively, compared to the respective three and six months ended June 30, 2014.

Depreciation and amortization. The following table presents Depreciation and amortization for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Depreciation and amortization	$2,420	$1,967	23.0%	$4,739	$3,808	24.4%
Percentage of total revenues	8.3%	9.0%		8.1%	8.1%
Depreciation and amortization increased in the three and six months ended June 29, 2015, due primarily to the amortization of reacquired franchise rights and depreciation associated with increasing company-owned store counts and increased capital expenditures on property and equipment for business technology projects.
Interest expense. The following table presents Interest expense for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Interest expense	$1,149	$2,316	(50.4)%	$2,292	$5,428	(57.8)%
Percentage of total revenues	3.8%	10.5%		3.9%	11.6%
Interest expense decreased in the three and six months ended June 29, 2015, as a result of a reduction in outstanding debt through the application of net proceeds from the IPO in May 2014 and an interest rate reduction achieved concurrently with the IPO and through an August 2014 refinancing.
Loss on early retirement of debt. The Loss on early retirement of debt was a result of prepayment penalties and expenses associated with the $55.5 million prepayment made in May 2014 using proceeds from the IPO.
Loss on disposal or impairment of investments. The Loss on disposal or impairment of investments for the three and six months ended June 29, 2015, was a result of an impairment recognized on the investment in Project Pie prior to its disposal.
Income Taxes. The following table presents income taxes for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
(Benefit from) provision for income taxes	$(1,160)	$(1,112)	4.3%	$460	$(421)	N/M
Percentage of total revenues	(3.9)%	(5.0)%		0.8%	(0.9)%
Effective tax rate	37.4%	40.9%		41.2%	34.8%
N/M = not meaningful
The (Benefit from) provision for income taxes increased in the three months ended June 29, 2015, due primarily to a change in (Loss) Income Before Income Taxes. For the six months ended June 29, 2015, the provision for income taxes increased due primarily to a change in (Loss) Income Before Income Taxes.
The effective tax rate for the three months ended June 29, 2015, decreased primarily due to discrete adjustments related to share-based compensation. The effective tax rate for the six months ended June 29, 2015, increased primarily due to discrete adjustments related to share-based compensation. Our income taxes have varied from what would be expected through the application of prevailing statutory rates mainly due to the impact of meal and entertainment expenses and share-based compensation expenses.

Segment Results
Domestic Franchise. The following table presents Domestic Franchise Total revenues and Operating Income for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Total revenues	$10,878	$10,324	5.4%	$22,813	$23,371	(2.4)%
Percentage of total revenues	37.4%	47.3%		39.1%	49.8%
Operating Income	4,208	4,234	(0.6)%	10,135	10,228	(0.9)%
Total revenues for the Domestic Franchise segment increased in the three months ended June 29, 2015, compared to the three months ended June 30, 2014, due mainly to comparable store sales growth of 4.5%. For the six months ended June 29, 2015, Total revenues for the Domestic Franchise segment decreased compared to the six months ended June 30, 2014, due to lower revenue related to the POS system software licenses of $1.6 million partially offset by segment comparable store sales growth of 5.0%.
Operating Income for the Domestic Franchise segment decreased in the three months ended June 29, 2015, compared to the three months ended June 30, 2014, due to an increase in Selling, general and administrative costs, partially offset by increased Total revenues. For the six months ended June 29, 2015, Operating Income for the Domestic Franchise segment decreased compared to the six months ended June 30, 2014, due to decreased Total revenues, partially offset by an increase in Selling, general and administrative costs.
Domestic Company Stores. The following table presents Domestic Company Stores Total revenues and Operating Income for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Total revenues	$18,156	$11,477	58.2%	$35,323	$23,495	50.3%
Percentage of total revenues	62.3%	52.5%		60.6%	50.0%
Operating Income	552	158	249.4%	1,688	678	149.0%
Total revenues for the Domestic Company Stores segment increased in the three months ended June 29, 2015, compared to the three months ended June 30, 2014, as a result of the acquisition of 43 stores from franchise owners, the opening of nine stores, and segment comparable store sales growth of 4.9% which were partially offset by the closure of two stores. For the six months ended June 29, 2015, Total revenues for the Domestic Company Stores segment increased, compared to the six months ended June 29, 2015, due primarily to the acquisition of 43 stores from franchise owners, the opening of nine stores, and segment comparable store sales growth of 5.6%, which were partially offset by the closure of two stores and the divestiture of one store.
Operating Income for the Domestic Company Stores segment increased in the three months ended June 29, 2015, compared to the three months ended June 30, 2014, as a result of a 4.9% increase in comparable store sales and increased operating margins partially offset by an increase in depreciation and amortization related to Company-owned stores portfolio changes. For the six months ended June 29, 2015, Operating Income for the Domestic Company Stores segment increased, compared to the six months ended June 29, 2015, as a result of a 5.6% increase in comparable store sales and increased operating margins, partially offset by an increase in depreciation and amortization related to Company-owned stores portfolio changes.

International. The following table presents International Total revenues and Operating Income (Loss) for the periods reported:

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014	Change	June 29, 2015	June 30, 2014	Change
Total revenues	$87	$45	93.3%	$154	$97	58.8%
Percentage of total revenues	0.3%	0.2%		0.3%	0.2%
Operating Income (Loss)	54	(121)	N/M	78	(225)	N/M
N/M = not meaningful
Total revenues for the International segment increased for the three and six months ended June 29, 2015, largely as a result of increased franchised royalties and fees.
Operating Income (Loss) for the International segment increased for the three and six months ended June 29, 2015, compared to the respective three and six months ended June 30, 2014, primarily as a result of increased revenues and lower Selling, general and administrative costs.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees and principal payments on our debt as well as support our growth strategy. As a public company, we may also raise additional capital through the sale of equity, but such additional capital may not be available on favorable terms, if at all. As of June 29, 2015, we had negative net working capital of $6.1 million as a result of the relatively quick sales-to-cash cycle and low levels of inventory required to operate our business.
As of June 29, 2015, we had cash and cash equivalents of $1.1 million and $20.0 million of available borrowings under a revolving credit facility, of which $0.5 million was drawn. As of June 29, 2015, we had $114.1 million of outstanding indebtedness. Principal payments under our 2014 Credit Facility become due on the last day of each fiscal quarter through the life of the 2014 Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of June 29, 2015, we were in compliance with all of our covenants and other obligations under our 2014 Credit Facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended
(in thousands)	June 29, 2015	June 30, 2014
Cash flows from operating activities	$9,730	$528
Cash flows from investing activities	(12,895)	(1,640)
Cash flows from financing activities	(803)	1,416
Total cash flows	$(3,968)	$304
Cash Flows from Operating Activities
Net cash provided by operating activities of $9.7 million for the six months ended June 29, 2015, resulted primarily from net income of $0.7 million, adjusted for items such as depreciation and amortization and working capital changes. The $9.2 million increase over the prior year was primarily driven by the $1.4 million increase in net income and a net increase of $4.3 million from changes in operating assets and liabilities compared to the six months ended June 30, 2014.
Cash Flows from Investing Activities
Net cash used by investing activities was $12.9 million in the six months ended June 29, 2015, compared to net cash used of $1.6 million in the six months ended June 30, 2014. The $11.3 million change in cash used by investing activities was due primarily to an increase of $9.2 million for the acquisition of stores, $1.7 million of additional acquisition costs for property, plant, and equipment and a decrease of $0.9 million received from payments on notes receivable compared to the six months ended June 30, 2014.
Cash Flows from Financing Activities
Net cash used by financing activities was $0.8 million in the six months ended June 29, 2015, compared to net cash provided of $1.4 million in the six months ended June 30, 2014. The $2.2 million decrease compared to the six months ended June 30, 2014 was due to payments on subscriptions receivable of $1.1 million received in the six months ended June 30, 2014.

Contractual Obligations
In connection with its investment in Project Pie, PPH had committed as of December 29, 2014, to fund, upon demand, up to an additional $0.5 million prior to December 2016 through the purchase of additional Series A Preferred Units of Project Pie. During the six months ended June 29, 2015, PPH invested the additional $0.5 million and satisfied its commitment to Project Pie.

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
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”). For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of these reduced reporting and disclosure requirements in our existing filings and expect to continue to avail ourselves of the reduced reporting and disclosure requirements available to emerging growth companies in future filings.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
In October 2014, we engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, we have reached resolution with eleven of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending.
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
On May 8, 2015, we were named as a defendant in a class action lawsuit claiming a violation of the Telephone Consumer Protection Act, which prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitation on making phone calls and sending text messages to consumers. The lawsuit alleges that we did not comply with the statutory requirements for obtaining consumers’ consent to receive text messages from us, and seeks statutory penalties for those alleged deficiencies. We believe the plaintiff’s interpretation of the applicable law is incorrect, and we will vigorously defend ourselves in the lawsuit, but provide no assurance that we will be successful. An adverse judgment or settlement could have an adverse impact on our profitability and could cause variability in our results compared to expectations.
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

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment. The following risk factors and other information included in this Quarterly Report on Form 10-Q include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2014, and should be carefully considered before making an investment decision relating to our common stock.
Risks Related to our Business and Industry
The limited service restaurant pizza category and restaurant sector overall are highly competitive and such competition could adversely affect our business, financial condition and results of operations.
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

•
declining economic conditions, including downturns in the housing market, increases in unemployment rates, reductions in consumer disposable income, adverse credit market conditions, increases in fuel prices, drops in consumer confidence and other events or factors that adversely affect consumer spending in the markets that we serve;

•	increased competition in the restaurant industry, particularly in the pizza, casual and fast-casual dining segments;

•	changes in consumer tastes and preferences;

•	demographic trends;

•	customers’ budgeting constraints;

•	customers’ willingness to accept menu price increases that we may make to offset increases in key input and operating costs;

•	adverse weather conditions;

•	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambiance and service; and

•	customers’ experiences in our stores.
Our Company-owned stores and our franchise owners are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

•	food costs, particularly for mozzarella cheese and other raw materials, many of which we do not or cannot effectively hedge;

•	labor costs, including wages, which are effected by minimum wage requirements, workers’ compensation, health care and other benefits expenses;

•	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing stores;

•	compliance costs as a result of changes in legal, regulatory or industry standards;

•	energy, water and other utility costs;

•	insurance costs;

•	information technology and other logistics costs; and

•	litigation expenses.
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

•
identification and availability of suitable store locations with the appropriate size, visibility, traffic patterns, local residential neighborhoods, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales per store;

•	competition with other restaurants and retail concepts for potential store sites;

•	anticipated commercial, residential and infrastructure development near new or potential stores;

•	ability to negotiate acceptable lease arrangements;

•	availability of financing and ability to negotiate acceptable financing terms;

•	recruiting, hiring and training of qualified personnel;

•	construction and development cost management;

•	completing our construction activities on a timely basis;

•	obtaining all necessary governmental licenses, permits and approvals and complying with local, state and federal laws and regulations to open, construct or remodel and operate our stores;

•	unforeseen engineering or environmental problems with the leased premises;

•	adverse weather during the construction period of new stores; and

•	other unanticipated increases in costs or delays.
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
Our growth strategy and investment associated with the development of each new store may cause our results to fluctuate and be unpredictable or materially and adversely affect our results of operations. For example, our pre-opening expenses may vary from period to period based on the timing of when we open new company-owned stores, which could impact our results of operations from period to period. In addition, our franchise owners and our ability to successfully develop new stores in new markets may be adversely affected by a lack of awareness or acceptance of our brand and the take and bake concept as well as by a lack of existing marketing efforts and operational execution in these new markets. Stores in new markets may also face challenges related to being new to a market and having less marketing funds than competitors, which may be due in part to lower store density than competitors. To the extent that we are unable to foster name recognition and affinity for our brand and concept in new markets and implement effective advertising and promotional programs, our and our franchise owners’ new stores may not perform as expected and our growth may be significantly delayed or impaired. Moreover, as has happened when other store concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. New stores may also have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate sales history and brand familiarity. Newly opened stores, including newly opened stores in new markets, may not be successful and our system-wide average store sales may not increase at historical rates, which could materially and adversely affect our business, financial condition or results of operations.
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
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (“PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These inconsistencies could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our products and materially and adversely affect our business, financial condition and results of operations.
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
We currently are subject to litigation with a group of our franchise owners as described in Part II, Item 1, Legal Proceedings above. We also may become subject to additional litigation with franchise owners in the future. Engaging in such litigation may be costly, time-consuming and distracting to management and also may materially and adversely affect our relationships with potential franchise owners and our ability to attract new franchise owners. In addition to these and other claims that may be brought against us by franchise owners, we also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Such litigation may be time consuming and costly. Any negative outcome of these or any other claims could materially and adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and our brand.

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
New stores may not be profitable and their sales performance may not follow historical patterns. In addition, our AWS and comparable store sales may not increase at the rates achieved over the past several years. AWS for new domestic stores can be influenced by a number of factors, including the mix of new stores opening in core, developing, and new markets or in high-AWS and low-AWS markets. Other factors that may impact AWS, comparable store sales, and performance of new stores are the level of media efficiency, pricing structure, the competitive activity in any market, our overall marketing plans, the timing of new store openings, and franchise owner experience and ability. In addition, our store grand opening plan focuses less on driving opening day sales as it does on delivering a more sustainable sales level and extending sales momentum well into the first full fiscal year of operations. Although this plan may allow for steadier and more sustainable growth, it may also result in lower AWS in earlier periods. Profits and sales performance for new stores in newer, less-penetrated markets may further be adversely affected by a lack of awareness or acceptance of our brand and concept as well as by a lack of existing marketing efforts and operational execution in these markets.
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
We currently have franchise stores in Canada and the United Arab Emirates and plan to continue to grow internationally. Our international operations are in early stages and historically have not been profitable and have achieved lower margins than our domestic stores. We expect this financial performance to continue in the near-term. Expansion in international markets may also be affected by local economic and market conditions. Therefore, as we expand internationally, our franchise owners may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither our franchise owners nor we have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in protecting our brand, reputation and intellectual property;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	increases in anti-American sentiment and the identification of the Papa Murphy’s brand as an American brand;

•	political and economic instability; and

•	other external factors.
Termination of area development agreements (“ADAs”) or master franchise agreements with certain franchise owners could adversely impact our revenues.
We enter into ADAs with certain domestic franchise owners that plan to open multiple Papa Murphy’s stores in a designated market area and we have entered into master franchise agreements with third-parties to develop and operate stores in Canada and in the Middle East. These franchise owners are granted certain rights with respect to specified territories, and at their discretion, these franchise owners may open more stores than specified in their agreements. The termination of ADAs or other arrangements with a master franchise owner or a lack of expansion by these franchise owners could result in the delay of the development of franchised restaurants or discontinuation or an interruption in the operation of our brands in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption would result in a delay in, or loss of, royalty income to us by way of reduced sales and could materially and adversely affect our business, financial condition or results of operations.
We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.
We do not own any of the real property where our Company-owned stores operate. Payments under our operating leases account for a portion of our operating expenses, and we expect to lease the real property where any of the new Company-owned stores we may open in the future will operate. Our leases generally have an initial term of five years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are net leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. Additionally, we may sublease or assign leases to our franchisees, either before or after we have developed a store at the leased location. When we assign or sublease our leases to franchisees, we will in most instances be required to retain ultimate liability to the landlord. If an existing or future store is not profitable, resulting in its closure, or if, in the case of a lease that we have subleased or assigned to a franchisee, the franchisee defaults on the subleased or assigned lease, we could lose some or all of our development investment as well as be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may also be subject to a claim by the defaulting franchisee that we knew or should have known that the leased location would be unprofitable.
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
Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchise owner support of such advertising and marketing campaigns, as well as compliance with the restrictions and obligations imposed by laws regulating certain marketing practices.
We believe the Papa Murphy’s brand is critical to our business. We expend resources in our marketing efforts using a variety of media, including social media, email and opt-in text messaging. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. Additionally, some of our competitors have greater financial resources than we do, which enables them to spend significantly more on marketing and advertising than us. Should our competitors increase spending on marketing and advertising, or should our advertising and promotions be less effective than our competitors, our business, financial condition and results of operations could be materially and adversely affected.
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

Further, some of our marketing campaigns involve emails and opt-in text messages. In the United States, the Telephone Consumer Protection Act imposes obligations and limitations on making phone calls and sending text messages to consumers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with consumers and impair our ability to expand the use of our marketing techniques to more customers. Failure to comply with obligations and restrictions related to text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.
Our sales and profits could be adversely affected if comparable store sales are less than we expect.
The level of comparable store sales, which represent the change in year-over-year sales for stores open for at least 52 full weeks from the comparable date (the Tuesday following the opening date), will affect our sales growth and will continue to be a critical factor affecting our profits because the profit margin on comparable store sales is generally higher than the profit margin on new store sales. Our franchise owners’ and our ability to increase comparable store sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable store sales growth or that the change in comparable store sales could be negative, which may cause a decrease in sales and our profits that would materially and adversely affect our business, financial condition or results of operations.
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
The restaurant industry depends on consumer discretionary spending. Economic conditions may remain volatile and may depress consumer confidence and discretionary spending in the near term. If the economy fails to fully recover for a prolonged period of time or worsens and if our customers have less discretionary income or reduce the amount they spend on quick service meals, customer traffic could be adversely impacted. We believe that if negative economic conditions persist for a long period of time or become pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. In addition, given our geographic concentrations in the West and Midwest, economic conditions in these particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially and adversely affect our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our stores, and, in more severe cases, cause temporary store closures, sometimes for prolonged periods. If store sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential store closures could result from prolonged negative store sales. There is no assurance that the macroeconomic environment or the regional economies in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.
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
If our franchise owners or we face labor shortages, labor disputes or increased labor costs, our growth and operating results could be adversely affected.
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
Additionally, while we do not currently have any unionized employees and are not currently subject to any unionization efforts, there is a potential for union organizers to engage in efforts to organize our employees or those of our franchise owners. Potential union representation and collective bargaining agreements may result in increased labor costs that can have an impact on competitiveness, as well as impact our ability to retain well-qualified employees. Labor disputes, as well, may precipitate strikes and picketing that may have an impact on business, including guest patronage. Further, potential changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have a material and adverse effect on our business, financial condition or results of operations by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.
Any increase in the cost of labor could adversely affect our business and our growth. Competition for employees could require us or our franchise owners to pay higher wages, which could result in higher labor costs. In addition increases in the minimum wage would increase our labor costs. Moreover, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially and adversely affect our business, financial condition or results of operations.
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
In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage for those already insured. We offer and subsidize comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We offer hourly employees who qualify as full-time employees under the PPACA the option of enrolling in our health care coverage during our annual open enrollment period, but the number of such employees electing to so enroll for the 2014-2015 plan year is low. If the number of full-time hourly employees electing to enroll in our health care coverage increases significantly, we may incur substantial additional expense, or, if the benefits we offer do not meet applicable requirements, we may incur penalties. As of January 1, 2014, the healthcare reform law requires individuals to obtain coverage or face individual penalties on their 2014 tax filing. As a result of the penalty being applied to employees’ 2014 tax filings, more full-time employees may elect to participate in our company health coverage to avoid penalties in 2015 and future years, which could also result in our incurring substantial additional expense to pay for the health care coverage of these employees. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us, we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements are still being determined, but they may significantly increase our healthcare coverage costs and could materially and adversely affect our business, financial condition or results of operations.

Restaurant companies have been the target of class actions and other litigation alleging, among other things, violations of federal and state law. We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.
We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of restaurant companies have been subject to claims by customers, employees, franchise owners and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability, compliance with advertising laws (including the Telephone Consumer Protection Act) and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. On May 8, 2015, we were named as a defendant in a class action lawsuit claiming a violation of the Telephone Consumer Protection Act, which prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitation on making phone calls and sending text messages to consumers. We believe the plaintiff’s interpretation of the applicable law is incorrect and we will vigorously defend ourselves in the lawsuit, but provide no assurance that we will be successful. An adverse judgment or settlement, related to this or any other litigation claim, that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We carry insurance policies for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks. A judgment in excess of our insurance coverage for any claims could materially and adversely affect our business, financial condition and results of operations. Regardless of whether any claims that may be brought against us are valid or whether we are ultimately determined to be liable, our business, financial condition and results of operations could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
As of June 29, 2015, we had $114.1 million of outstanding indebtedness, including $111.1 million outstanding under our senior secured credit facilities, and $19.5 million of availability under a revolving credit facility. We may, from time to time, incur additional indebtedness.

The agreement governing our senior secured credit facilities places certain conditions on us, including that it:

•
requires us to utilize a substantial portion of our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our new senior secured credit facilities are made at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.
Our senior secured credit facilities place certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our senior secured credit facilities, we may be permitted to incur substantial additional indebtedness and may incur obligations that do not constitute indebtedness under the terms of the new senior secured credit facilities. The senior secured credit facilities also place certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness and pay. These restrictions limit or prohibit, among other things, our ability to:

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	incur or guarantee additional indebtedness;

•	sell stock in our subsidiaries;

•	create or incur liens;

•	make acquisitions or investments;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	make certain payments or prepayments of indebtedness subordinated to our obligations under our new senior secured credit facilities; and

•	enter into certain transactions with our affiliates.
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
Our ability to implement our business plan successfully depends in part on our ability to build brand recognition in the markets served by our stores using our trademarks and other proprietary intellectual property, including our brand names and logos. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. We have registered or applied to register a number of our trademarks. We do not assure you that our trademark applications will be approved. Third-parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.
We rely on our franchise owners to assist us in identifying issues at the local level. We enforce our rights through a number of methods, including the issuance of cease-and-desist letters. If it becomes necessary, we may make infringement claims in federal court. However, we do not assure you that we will have adequate resources to enforce our trademarks and other intellectual property rights. If our efforts to register, maintain and protect our trademarks or other intellectual property are inadequate, or if any third-party misappropriates, dilutes, infringes or otherwise violates our intellectual property, the value of our brand may be harmed, which could have a material and adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third-parties’ intellectual property rights. A successful claim of infringement against us could result in our being required to pay significant damages, or enter into costly licensing or royalty agreements in order to obtain the right to use a third-party’s intellectual property, any of which could have a negative impact on our results of operations and harm our future prospects. If such royalty or licensing agreements are not available to us on acceptable terms or at all, we may be forced to cease selling certain products or services. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our products or services, if feasible, and divert management’s attention.
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
We rely on our computer systems and network infrastructure across our operations, including POS system processing at our stores. Our ability to effectively and efficiently manage our operations depends upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could materially and adversely affect our business, reputation, financial condition and results of operations and subject us to litigation or actions by regulatory authorities. Remediation of such problems could also result in significant, unplanned expenditures.
An increasingly significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including our online ordering platform, POS system and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, unauthorized data breaches or other attempts to harm our systems. Additionally, we rely on data centers that are also subject to break-ins, sabotage and intentional acts of vandalism that could cause disruptions in our ability to serve our customers and protect customer data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance with certain regulations, which could materially and adversely affect our business, reputation, financial condition and results of operations.
We are subject to extensive government regulation and requirements issued by other groups and our failure to comply with existing or increased regulations could adversely affect our business and operating results.
We are subject to numerous federal, state, local and foreign laws and regulations, as well as requirements issued by other groups, including those relating to:

•	the preparation, sale and labeling of food;

•	building and zoning requirements;

•	environmental laws;

•
compliance with the FLSA, which governs such matters as minimum wage, overtime and other working conditions, family leave mandates and a variety of other laws enacted by states that govern these and other employment matters;

•	the impact of immigration and other local and foreign laws and regulations on our business;

•	compliance with securities laws and NASDAQ listed company rules;

•	compliance with the ADA;

•	working and safety conditions;

•	menu labeling and other nutritional requirements;

•	sales taxes or other transaction taxes;

•	compliance with the PCI DSS and similar requirements;

•	compliance with the PPACA, and subsequent amendments; and

•	compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules promulgated thereunder.
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

Risks Related to our Company and our Ownership Structure
The requirements of being a public company may strain our resources and divert resources and management’s attention.
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
For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years following our initial public offering. To the extent we do not use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.
Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002. The failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.
Section 404 of the Sarbanes-Oxley Act, or Section 404, requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years following our initial public offering.
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
On May 4, 2010, affiliates of Lee Equity acquired a majority of the capital stock of PMI Holdings Inc., our predecessor. Lee Equity is a middle-market private equity investment firm managing more than $1 billion of equity capital. Lee Equity invests in a variety of industries including consumer/retail, business services, distribution/logistics, financial services, healthcare services and media. Immediately following the consummation of our initial public offering, Lee Equity and its affiliates owned approximately 40.7% of our outstanding capital stock, and as of July 31, 2014, owned approximately 26.0% of our outstanding capital stock. Lee Equity makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Lee Equity may also pursue, for its own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Lee Equity in certain corporate opportunities. Accordingly, the interests of Lee Equity may supersede ours, causing it or its affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions, on the part of Lee Equity and inaction on our part, could have a material adverse effect on our business, financial condition and results of operations. Under a stockholder’s agreement that we entered into with Lee Equity in connection with our initial public offering, for so long as Lee Equity (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate two director nominees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate one director nominee, in each case to serve on the Board of Directors (the “Board”) at any meeting of stockholders at which directors are to be elected to the extent that Lee Equity does not have a director designee then serving on the Board. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that Lee Equity has at least one or two nominee designees, as the case may be. Lee Equity could invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of Lee Equity and the interests of our stockholders, these directors may not be disinterested.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our Board to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•
specify that special meetings of our stockholders can be called only upon the request of a majority of our Board or, at the request of Lee Equity so long as Lee Equity (or its affiliates) owns at least 10% of the voting power of all outstanding shares of our common stock;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;

•	establish that our Board is divided into three classes, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors; and

•	provide that our directors may be removed only for cause by a majority of the remaining members of our Board or the holders of a supermajority of our outstanding shares of capital stock.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management, and may discourage, delay or prevent a transaction involving a change in control of our Company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. In addition, we have opted out of Section 203 of the Delaware General Corporation Law, which would otherwise prohibit us from engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our capital stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions. Our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporations Law, except that they provide that Lee Equity, or any affiliate thereof or any person or entity that acquires from any of the foregoing stockholders beneficial ownership of 5% or more of the then outstanding shares of our voting stock in a transaction or any person or entity which acquires from such transferee beneficial ownership of 5% or more of the then outstanding shares of our voting stock other than through a registered public offering or through any broker’s transaction executed on any securities exchange or other over-the-counter market, shall not be deemed an “interested” stockholder for purposes of such provision of our amended and restated certificate of incorporation and therefore not subject to the restrictions set forth in such provision.
Lee Equity and its affiliates will continue to be able to significantly influence our decisions and their interests may conflict with our or yours in the future.
Lee Equity and its affiliates beneficially own approximately 26.0% of our outstanding common stock as of July 31, 2015. Under the terms of our amended and restated certificate of incorporation and bylaws, Lee Equity has consent rights with respect to certain significant matters so long as Lee Equity owns 25% or more of the outstanding shares of our common stock, including among others, certain change of control transactions, issuances of equity securities, the incurrence of significant indebtedness, declaration or payments of non-pro rata dividends, significant investments in, or acquisitions or dispositions of assets, adoption of any new equity-based incentive plan, any material increase in the salary of our Chief Executive Officer, certain amendments to our organizational documents, any material change to our business, or any change to the number of directors serving on our Board. So long as Lee Equity owns 10% or more of our issued and outstanding common stock, Lee Equity will be granted access to our customary non-public information and members of our management team and shall have the ability to share our material non-public information with any potential purchaser of us that executes an acceptable confidentiality agreement with us which will include a prohibition on trading on material non-public information. Lee Equity has the right to assign any of its governance and registration rights to its affiliates or to a third-party in connection with the sale by Lee Equity of 10% or more of the issued and outstanding shares of our common stock. Under the terms of a stockholder’s agreement between us and Lee Equity, for so long as Lee Equity (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate two director nominees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate one director nominee, in each case to serve on the Board at any meeting of stockholders at which directors are to be elected to the extent that Lee Equity does not have a director designee then serving on the Board. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that Lee Equity has at least one or two nominee designees, as the case may be. As such, Lee Equity will continue to have substantial influence over us. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of Lee Equity and other stockholders affiliated with Lee Equity but not in the interest of the Company or other stockholders not affiliated with Lee Equity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
During the three months ended June 29, 2015, the Company repurchased the following shares:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31 to April 30, 2015	—		$—	—	N/A
May 1 to May 31, 2015	—		—	—	N/A
June 1 to June 29, 2015	28,664	(1)	0.30	—	N/A
Total	28,664		$0.30	—	N/A

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

Date: August 10, 2015