Form 10-Q
period 2015-09-28
Papa Murphy's Holdings, Inc.
filed 2015-11-04
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 28, 2015
OR
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
At October 30, 2015, there were 16,949,720 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Revenues
Franchise royalties	$9,124	$8,965	$29,557	$28,349
Franchise and development fees	1,123	1,088	3,092	3,119
Company-owned store sales	17,604	11,626	52,927	35,121
Lease and other	281	490	845	2,543
Total revenues	28,132	22,169	86,421	69,132

Costs and Expenses
Store operating costs:
Cost of food and packaging	6,409	4,667	18,942	13,756
Compensation and benefits	4,918	3,000	13,994	8,935
Advertising	1,806	1,286	5,227	3,531
Occupancy	1,210	715	3,386	2,049
Other store operating costs	2,061	1,069	5,362	3,145
Selling, general and administrative	6,038	5,915	21,083	22,938
Depreciation and amortization	2,641	2,007	7,380	5,815
Loss (gain) on disposal of property and equipment	4	(15)	66	27
Total costs and expenses	25,087	18,644	75,440	60,196
Operating Income	3,045	3,525	10,981	8,936

Interest expense	1,137	1,539	3,429	6,966
Interest income	(4)	(14)	(23)	(67)
Loss on early retirement of debt	—	3,428	—	4,619
Loss on disposal or impairment of investments	—	—	4,500	—
Other expense, net	44	63	90	118
Income (Loss) Before Income Taxes	1,868	(1,491)	2,985	(2,700)

Provision for (benefit from) income taxes	746	(703)	1,206	(1,124)
Net Income (Loss)	1,122	(788)	1,779	(1,576)

Net loss attributable to noncontrolling interests	—	—	500	—
Net Income (Loss) Attributable to Papa Murphy's	$1,122	$(788)	$2,279	$(1,576)

Earnings (loss) per share of common stock
Basic	$0.07	$(0.05)	$0.14	$(0.35)
Diluted	$0.07	$(0.05)	$0.13	$(0.35)
Weighted average common stock outstanding
Basic	16,672,327	16,584,724	16,635,400	10,603,339
Diluted	16,919,504	16,584,724	16,893,575	10,603,339
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	September 28, 2015	December 29, 2014
Assets
Current Assets
Cash and cash equivalents	$5,483	$5,056
Accounts receivable, net of allowance for doubtful accounts of $30 and $60, respectively	2,692	5,661
Current portion of notes receivable	71	62
Inventories	840	640
Prepaid expenses and other current assets	3,484	3,423
Advertising cooperative assets, restricted	284	149
Current deferred tax asset	1,969	1,338
Total current assets	14,823	16,329
Property and equipment, net	19,208	12,120
Notes receivable, net of current portion	168	225
Goodwill	106,740	101,082
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	42,683	44,515
Other assets	289	4,191
Total assets	$270,913	$265,464

Liabilities and Equity
Current Liabilities
Accounts payable	$8,396	$3,057
Accrued expenses and other current liabilities	9,217	9,600
Advertising cooperative liabilities	375	253
Current portion of unearned franchise and development fees	1,985	2,848
Current portion of long-term debt	3,500	2,800
Total current liabilities	23,473	18,558
Long-term debt, net of current portion	108,156	110,715
Unearned franchise and development fees, net of current portion	656	640
Deferred tax liability	41,668	42,069
Other long-term liabilities	2,263	1,740
Total liabilities	176,216	173,722
Commitments and contingencies (Note 15)

Equity
Papa Murphy’s Holdings, Inc. Shareholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,940,228 and 16,944,308 shares issued, respectively)	169	169
Additional paid-in capital	118,473	117,354
Stock subscriptions receivable	(100)	(100)
Accumulated deficit	(23,845)	(26,125)
Total Papa Murphy’s Holdings, Inc. shareholders’ equity	94,697	91,298
Noncontrolling interests	—	444
Total equity	94,697	91,742
Total liabilities and equity	$270,913	$265,464
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	September 28, 2015	September 29, 2014
Operating Activities
Net income (loss)	$1,779	$(1,576)
Net loss attributable to noncontrolling interests	500	—
Net income (loss) attributable to Papa Murphy’s	2,279	(1,576)
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	7,380	5,815
Loss on disposal of property and equipment	66	27
Loss on early retirement of debt	—	4,619
Bad debt expense	325	12
Non-cash employee equity compensation	858	1,739
Amortization of deferred finance charges	241	470
Loss on impairment of cost-method investment	4,000	—
Change in operating assets and liabilities
Accounts receivable	2,652	(2,778)
Prepaid expenses and other current assets	(101)	867
Unearned franchise and development fees	(847)	(76)
Accounts payable	2,360	(21)
Accrued expenses and other current liabilities	(356)	(2,385)
Deferred taxes	(1,032)	(1,217)
Other assets and liabilities	112	61
Cash from operating activities	17,937	5,557

Investing Activities
Acquisition of property and equipment	(5,502)	(3,036)
Acquisition of stores, less cash acquired	(9,524)	(647)
Proceeds from sale of stores	—	153
Issuance of notes receivable	(250)	—
Payments received on notes receivable	49	960
Investment in cost-method investee	(500)	(1,500)
Cash from investing activities	(15,727)	(4,070)

Financing Activities
Proceeds from issuance of long-term debt	—	112,000
Payments on long-term debt	(2,100)	(169,900)
Issuance of common stock, net of underwriting fees	—	59,675
Repurchases of common stock	(10)	(1,518)
Debt issuance and modification costs, including prepayment penalties	—	(2,626)
Payments received on subscription receivables	—	1,097
Costs associated with initial public offering	—	(3,490)
Proceeds from exercise of stock options	271	—
Investment by noncontrolling interest holders	56	167
Cash from financing activities	(1,783)	(4,595)

Net change in cash and cash equivalents	427	(3,108)
Cash and Cash Equivalents, beginning of year	5,056	3,705
Cash and Cash Equivalents, end of period	$5,483	$597

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$2,516	$6,667
Cash paid during the period for income taxes	2,178	110
Deferred offering costs paid in 2013 reclassified to equity	—	1,537
Noncash Supplemental Disclosures of Investing and Financing Activities
Issuance of note payable for acquisition of stores	$—	$2,900
Acquisition of property and equipment in accounts payable	$3,206	$310
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of September 28, 2015, the Company had 1,500 stores consisting of 1,466 domestic stores (1,340 franchised stores and 126 Company-owned stores) across 38 states, plus 34 franchised stores in Canada and the United Arab Emirates.
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

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by this update. The Company early-adopted ASU 2015-03 during the three months ended June 29, 2015. Applying the adoption retroactively, the Company reclassified unamortized debt issuance costs of $1.2 million as of September 28, 2015, and $1.5 million as of December 29, 2014, from Deferred finance charges, net to Long-term debt, net of current portion on the Condensed Consolidated Balance Sheets. Adoption of this standard did not affect the Company’s results of operations or cash flows in either the current or previous interim and annual reporting periods.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2017 with early adoption prohibited. The standard is required to be applied retroactively to each prior reporting period presented or retroactively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has not yet selected a transition method. The standard will not affect the Company's recognition of revenue from Company-owned restaurants or its recognition of franchise royalties, which are based on a percentage of franchise sales. The Company is continuing to evaluate the effect the adoption of this standard will have on the recognition of other less significant revenue transactions such as franchise and development fees as well as refranchising of Company-owned restaurants.

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
In connection with its investment in Project Pie, PPH had committed as of December 29, 2014, to fund, upon demand, up to an additional $0.5 million prior to December 2016 through the purchase of additional Series A Preferred Units of Project Pie. During the nine months ended September 28, 2015, PPH invested the additional $0.5 million and satisfied its commitment to Project Pie.
The Company disposed of its ownership interests in PPH on June 29, 2015. Prior to the Company’s disposal of its ownership interests in PPH, it recorded a pre-tax impairment of $4.5 million to its investment in Project Pie during the three months ended June 29, 2015.
Earlier in 2015, the Company determined that Project Pie was a VIE as a result of Project Pie having insufficient equity at risk, but that the Company did not have a variable interest in Project Pie and did not have control. The Company did not account for its investment in Project Pie as an equity method investment since the Company’s investment was in preferred units with subordination characteristics substantially different from the common units and were determined not to be in-substance common stock. The Company’s investment was classified as a cost method investment in Other assets.
Acquisitions in 2015
M2AD Acquisition
On March 9, 2015, Papa Murphy’s Company Stores, Inc. (“PMCSI”), a wholly-owned subsidiary of the Company, acquired certain assets used in the operation of six Papa Murphy’s stores in the Seattle, Washington, area from M2AD Management, Inc., the previous operator of the six Papa Murphy’s stores (the “M2AD Acquisition”). Transaction costs of $30,000 associated with the M2AD Acquisition were recognized as Other store operating costs in the Condensed Consolidated Statements of Operations. The total purchase price was $4.1 million, which included a holdback of $6,000. As of September 28, 2015, PMCSI retained $5,000 of the holdback amount. The M2AD Acquisition was funded through existing cash and was accounted for using the acquisition method of accounting, whereby operating results subsequent to the acquisition date are included in the interim unaudited condensed consolidated financial statements.

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
Unaudited pro forma information—The following unaudited pro forma consolidated revenues and net income (loss) of the Company give effect to the M2AD Acquisition as if it had occurred as of the beginning of 2014:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Pro forma revenues	$28,132	$23,333	$87,500	$72,868
Pro forma net income (loss)	$1,122	$(808)	$2,311	$(1,544)

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
Revenues and net income from the acquired stores from the closing date of the M2AD Acquisition included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2015, are as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 28, 2015	September 28, 2015
Revenues	$1,259	$2,824
Net income	74	188

Other Acquisitions
PMCSI also acquired all of the assets of 16 stores through seven individually immaterial acquisitions during the nine months ended September 28, 2015: eight stores in Tennessee, three in Washington, two in Texas, one in Idaho, one in Oregon, and one in Colorado. The Tennessee stores were acquired on January 26, 2015, the Idaho store on January 12, 2015, the Oregon store on March 2, 2015, the Texas stores on March 9, 2015 and July 27, 2015, respectively, the Colorado store on May 4, 2015, and the Washington stores on May 11, 2015 (collectively, the “Other Acquisitions”). The Company incurred transaction costs of $31,000 associated with the Other Acquisitions that were recognized as Other store operating costs in the Condensed Consolidated Statements of Operations. The aggregate purchase price for the Other Acquisitions was approximately $5.4 million, which included holdbacks totaling $84,000 in the aggregate. As of September 28, 2015, PMCSI retained $13,000 of the aggregate holdback amount. The Other Acquisitions were funded through existing cash and were accounted for using the acquisition method of accounting, whereby operating results subsequent to the acquisition date are included in the interim unaudited condensed consolidated financial statements.

The fair values of the assets acquired are summarized below (in thousands):

Cash and cash equivalents	$9
Inventories	81
Prepaid expenses and other current assets	67
Property and equipment	1,280
Reacquired franchise rights	1,041
Asset retirement obligation	(176)
Total identifiable net assets acquired	2,302
Goodwill	3,104
Total consideration	$5,406
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
Unaudited pro forma information—The following unaudited pro forma consolidated revenues and net income (loss) of the Company give effect to the Other Acquisitions as if they had occurred as of the beginning of 2014:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Pro forma revenues	$28,158	$23,906	$88,092	$74,492
Pro forma net income (loss)	$1,125	$(840)	$2,296	$(1,639)

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
Revenues and net loss from the acquired stores from the closing date of the Other Acquisitions included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2015, are as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 28, 2015	September 28, 2015
Revenues	$1,929	$4,306
Net loss	(76)	(197)

Note 3 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 28, 2015	December 29, 2014
Prepaid media development costs (1)	$238	$593
Prepaid rents and insurance	1,277	620
POS software licenses for resale	1,175	1,800
Other	794	410
Total prepaid expenses and other current assets	$3,484	$3,423

(1)	Prepaid media development costs represent costs incurred for advertisements that have not aired.
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
POS software license revenue	$258	$444	$559	$2,370

Note 4 — Property and Equipment
Property and equipment are net of accumulated depreciation of $12.6 million and $9.3 million at September 28, 2015, and December 29, 2014, respectively. Depreciation expense during the periods reported was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Depreciation expense	$1,288	$747	$3,367	$2,079

Note 5 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	DOMESTIC COMPANY STORES	DOMESTIC FRANCHISE	TOTAL
Balance at December 29, 2014	$19,536	$81,546	$101,082
Acquisitions	5,658	—	5,658
Balance at September 28, 2015	$25,194	$81,546	$106,740
There is no goodwill associated with the International Segment. The Company has determined that during the three months ended September 28, 2015, there were no triggering events that would require an updated impairment review.

Note 6 — Intangible Assets
Intangible assets are net of accumulated amortization of $21.7 million and $19.3 million as of September 28, 2015, and December 29, 2014, respectively. Amortization expense during the periods reported was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Amortization expense	$1,353	$1,260	$4,013	$3,736

Note 7 — Notes Receivable
Notes receivable consist of the following:

(in thousands)	September 28, 2015	December 29, 2014
Note maturing in 2020 bearing interest at 9.0% and collateralized by store assets.	$239	$287
Total notes receivable	239	287
Less current portion	(71)	(62)
Notes receivable, net of current portion	$168	$225

Note 8 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	September 28, 2015	December 29, 2014
2014 Credit Facility
Term loan	$109,900	$112,000
Revolving line of credit	—	—
Notes payable	3,000	3,000
Total principal amount of long-term debt	112,900	115,000
Unamortized debt issuance costs	(1,244)	(1,485)
Total long-term debt	111,656	113,515
Less current portion	(3,500)	(2,800)
Total long-term debt, net of current portion	$108,156	$110,715
2014 senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of the Company, entered into a $132.0 million senior secured credit facility (the “2014 Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of September 28, 2015, the 2014 Credit Facility bore interest under the LIBOR rate option at 3.45%.
With a maturity date of over one year from September 28, 2015, balances outstanding under the 2014 Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments due on the last day of each fiscal quarter. Minimum term loan amortization payments are $0.7 million, increasing to $1.4 million in the third fiscal quarter of 2016.
The weighted average interest rate for all borrowings under our 2014 Credit Facility for the third quarter of 2015 was 3.45%.
2013 senior secured credit facility
In August 2014, the borrowings under the 2014 Credit Facility refinanced the $177.0 million senior secured credit facility entered into in October 2013 (the “2013 Credit Facility”), which included a $167.0 million senior secured term loan and a $10.0 million revolving credit facility, including a $2.5 million letter of credit subfacility.
On May 7, 2014, the Company prepaid $55.5 million of its long-term debt under the 2013 Credit Facility in connection with the IPO. A proportionate share of deferred financing costs of $1.2 million was expensed as a Loss on early retirement of debt on the Company’s Condensed Consolidated Statements of Operations at the time of this debt prepayment.
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

Note 9 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 28, 2015		December 29, 2014
(in thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE	FAIR VALUE MEASUREMENTS
Financial assets
Notes receivable (1)	$239	$242	$287	$302	Level 3
Cost-method investments (2)	—	—	4,000	5,055	Level 3
Financial liabilities
Long-term debt, including current portion thereof (3)	112,900	114,100	115,000	113,880	Level 3

(1)	The fair value of the notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(2)	The fair value of cost-method investments was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(3)	The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
Financial instruments not included in the table above consist of cash and cash equivalents, accounts receivable and accounts payable. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value because of the short-term nature of the accounts.

Note 10 — Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

(in thousands)	September 28, 2015	December 29, 2014
Accrued compensation and related costs	3,988	3,670
Gift cards and certificates payable	1,989	2,912
Accrued interest and non-income taxes payable	693	745
Convention fund balance	746	271
Advertising and development fund	5	507
Unearned product rebates	1,407	791
Other	389	704
	$9,217	$9,600

Note 11 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Provision for (benefit from) income taxes	$746	$(703)	$1,206	$(1,124)
Income (loss) before income taxes	1,868	(1,491)	2,985	(2,700)
Effective income tax rate	39.9%	47.1%	40.4%	41.6%
The effective income tax rate for the three months ended September 28, 2015, includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes and the relative impact of those differences on a small quarterly income. The effective income tax rate for the three months ended September 29, 2014, includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes and the relative impact of those differences on a small quarterly loss.
The effective income tax rate for the first nine months of 2015 includes the effect of a discrete adjustment for the cumulative share-based compensation expense adjustment for certain awards previously considered unlikely to vest. The effective tax rate for the first nine months ended September 29, 2014, includes the effect of a separate unfavorable discrete adjustment for an accelerated restricted stock vesting event recorded in early 2014.

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
Noncontrolling interests
The Company received the following additional investments by noncontrolling interest holders in PPH during the periods reported:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Additional investment by noncontrolling interest holders in PPH	$—	$—	$56	$167

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
The Incentive Plans reserve 2,116,747 common shares for equity incentive awards, which can be awarded as incentive stock options, non-qualified stock options, restricted stock awards, and unrestricted stock awards. Under the Incentive Plans, the Company has awarded 584,017 and 610,084 shares of restricted common stock to eligible employees as of September 28, 2015, and December 29, 2014, respectively. In addition, the Company has issued 1,051,929 and 945,149 stock options under the Incentive Plans to eligible employees as of September 28, 2015, and December 29, 2014, respectively.

Restricted common shares
Information with respect to restricted stock activity is as follows:

	Number of Shares of Restricted Common Stock
	Time Vesting	Performance Vesting	Weighted Average Sale/Grant Date Fair Value Per Share
Unvested, December 29, 2014	127,650	215,556	$2.27
Granted	7,877	—	19.05
Vested	(70,930)	—	1.94
Repurchased	(7,542)	(29,041)	0.70
Unvested, September 28, 2015	57,055	186,515	$3.15
The weighted average fair value of share-based compensation awards granted and the fair values of awards granted and vested during the period were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Weighted average grant date fair value per share	$19.41	$8.80	$19.05	$8.80
Total fair value of shares granted	60	60	150	60
Total fair value of shares vested	86	26	137	458
Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options
	Time Vesting	Performance Vesting	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 29, 2014	722,307	222,842	$11.16
Granted	192,000	—	13.43
Exercised	(24,626)	—	11.00
Forfeited	(38,233)	(22,361)	11.76
Outstanding, September 28, 2015	851,448	200,481	$11.55	8.7 years	$3,516
Exercisable, September 28, 2015	428,646	—	$11.19	8.6 years	$1,588
Vested and expected to vest at September 28, 2015	788,028	170,409	$11.52	8.7 years	$3,227
Fair value information for options granted and vested and the intrinsic value of options exercised during the periods reported are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Weighted average grant date fair value per share	N/A	N/A	$5.41	$4.27
Total fair value of awards granted	$—	$—	1,039	4,151
Total fair value of awards vested	23	87	346	1,519
Total intrinsic value of options exercised	121	—	154	—
N/A = not applicable

Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans during the periods reported were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Stock compensation expense	$202	$193	$858	$1,738
Associated income tax benefits	64	68	282	578

As of September 28, 2015, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $2.8 million, with $1.9 million associated with time vesting awards and $0.9 million associated with performance vesting awards. The remaining weighted average contractual life for unrecognized stock-based compensation expense was 3.4 years as of September 28, 2015.
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
During the reported periods prior to the IPO, the Company assumed the following:

	Three Months Ended March 31, 2014 (1)
	IPO Scenario	Non-IPO Scenario
Risk free rate	0.36%	0.36%
Volatility of the underlying assets	45%	45%
Estimated time until a liquidation event	0.58 years	1.75 years
Marketability discount—common stock	10%	25%
Marketability discount—preferred stock	8%	15%
Weight applied to scenario	95%	5%

(1)	The last pre-IPO valuation of the Company was performed as of March 31, 2014.
The fair value of the stock option awards granted during the periods reported was estimated with the following weighted-average assumptions.

	Three Months Ended		Nine Months Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Risk free rate	N/A	N/A	1.9%	2.0%
Expected volatility	N/A	N/A	37.9%	35.0%
Expected term	N/A	N/A	6.3 years	6.3 years
Expected dividend yield	N/A	N/A	0.0%	0.0%

N/A = not applicable

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
The following table sets forth the computations of basic and dilutive EPS:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Earnings:
Net income (loss)	$1,122	$(788)	$1,779	$(1,576)
Less: Net loss attributable to noncontrolling interests	—	—	500	—
Net income (loss) attributable to Papa Murphy's	1,122	(788)	2,279	(1,576)
Less: cumulative Series A and B Preferred dividends	—	—	—	(2,150)
Net income (loss) available to common shareholders	$1,122	$(788)	$2,279	$(3,726)
Shares:
Weighted average common shares outstanding	16,672	16,585	16,635	10,603
Dilutive effect of restricted equity awards (1)	247	—	258	—
Diluted weighted average number of shares outstanding	16,920	16,585	16,894	10,603
Earnings (loss) per share:
Basic earnings (loss) per share	$0.07	$(0.05)	$0.14	$(0.35)
Diluted earnings (loss) per share	$0.07	$(0.05)	$0.13	$(0.35)

(1)
The Company’s potential common stock instruments such as stock options and restricted stock were not included in the computation of diluted EPS for the three and nine months ended September 29, 2014 as the effect of including these shares in the calculation would have been anti-dilutive.

For the three months ended September 28, 2015, and September 29, 2014, an aggregated total of 70,000 shares and 128,000 shares, respectively, have been excluded from the diluted income per share calculation because their effect would have been anti-dilutive. For the nine months ended September 28, 2015, and September 29, 2014, an aggregated total of 69,000 shares and 170,000 shares, respectively, have been excluded from the diluted income per share calculation because their effect would have been anti-dilutive.

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
The Company has entered into operating leases that it has subleased to three franchised stores. These operating leases have minimum base rent terms, contingent rent terms if individual franchised store sales exceed certain levels and have terms expiring on various dates from May 2020 to October 2020.
Lease guarantees
The Company is the guarantor for operating leases of eight franchised stores that have terms expiring on various dates from August 2016 to July 2020. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of

September 28, 2015, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.
Legal proceedings
The Company is currently subject to litigation with a group of our franchise owners, initially filed by twelve franchise owners and their individual stakeholders on April 11, 2014, in the Superior Court in Clark County, Washington, claiming that the Company misrepresented sales volumes, made false representations to them and charged excess advertising fees, among other things, and alleging violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract, and seeking declaratory and injunctive relief, as well as monetary damages. On June 18, 2014, an additional 16 franchise owners and their individual stakeholders, represented by the same counsel as the plaintiffs described above, filed a lawsuit with the Superior Court in Clark County, Washington, making essentially the same claims and allegations as made in the lawsuit described above and seeking declaratory and injunctive relief, as well as monetary damages. The court consolidated the two lawsuits into a single case. The Company reached resolution with eleven of the franchise owners (and those owners’ individual stakeholders) involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. The Company believes the allegations in these consolidated lawsuits lack merit and, for those plaintiffs with whom the Company is unable to reach resolution, the Company will continue to vigorously defend its interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. The Company provides no assurance that it will be successful in its defense of these lawsuits; however, the Company does not currently expect the cost of resolving them to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
On May 8, 2015, the Company was named as a defendant in a class action lawsuit in United States District Court for the Western District of Washington claiming a violation of the federal Telephone Consumer Protection Act, which prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The lawsuit alleges that the Company did not comply with the statutory requirements for obtaining consumers’ consent to receive text messages from the Company, and seeks statutory penalties for those alleged deficiencies. The Company believes the plaintiff's interpretation of the applicable law is incorrect, and it will vigorously defend itself in the lawsuit, but provides no assurance that it will be successful. An adverse judgment or settlement could have an adverse effect on the Company's profitability and could cause variability in its results compared to expectations.
In addition to the foregoing, the Company is subject to routine legal proceedings, claims, and litigation in the ordinary course of its business. The Company may also engage in future litigation with franchise owners to enforce the terms of franchise agreements and compliance with brand standards as determined necessary to protect its brand, the consistency of products and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. The Company does not, however, expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 16 — Related Party Transactions
Advisory services and monitoring agreement
Prior to the IPO, the Company was a party to an advisory services and monitoring agreement with affiliates of Lee Equity Partners, LLC (“Lee Equity”). In accordance with the terms of the agreement, the Company paid Lee Equity for ongoing advisory and monitoring services, such as management consulting, financial analysis, and other related services. As compensation, the Company paid an annual fee of $0.5 million in four equal quarterly installments, plus direct expenses incurred, which are included in Selling, general and administrative costs. The agreement did not call for a minimum level of services to be furnished and provided that fees paid to Lee Equity could be deferred at the discretion of Lee Equity or to the extent required under the Company’s 2014 Credit Facility.
On May 7, 2014, the Company completed the IPO and paid Lee Equity $1.5 million in accordance with the terms of the agreement. With the completion of the IPO, the advisory services and monitoring agreement between the Company and Lee Equity was terminated.
Employee loans related to share purchases
In connection with share-based compensation, the Company previously made several loans to certain officers and non-officer employees of the Company (see Note 13 — Share-based Compensation). Loans made in connection with the issuance of the Company’s equity have been recognized in Stock subscriptions receivable as a reduction of total equity.

In March 2014, the Company entered into agreements with certain executive officers to repurchase an aggregate of 109,779 shares of common stock at a price of $11.85 per share for a total purchase price of $1.3 million. Included among the repurchased shares were 31,707 shares of common stock for which vesting terms were accelerated in connection with the repurchase. The Company received a payment of $1.0 million from the same executive officers to repay their outstanding stock subscription receivables. Concurrent with the share repurchase, the Company entered into agreements with the same executive officers to issue stock options to purchase an aggregate of 109,779 shares at an exercise price of $11.85 per share, including 78,072 fully vested options and 31,707 options subject to time-based or performance-based vesting provisions. In connection with the acceleration of vesting and the issuance of the fully vested options, the Company recorded stock-based compensation expense of $0.5 million for the nine months ended September 29, 2014.
All loans made to officers of the Company were repaid prior to the IPO. Some loans made to non-officer employees of the Company were still outstanding at the time of the IPO. As of September 28, 2015, and December 29, 2014, the Company had stock subscription receivables of $0.1 million.
Related party revenue
The Company was party to transactions to sell services to Project Pie during the period Project Pie was a cost-method investee. Revenue from these transactions are recorded as Lease and other revenues on the Condensed Consolidated Statements of Operations. Related party revenue during the periods reported was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Related party revenue	$—	$24	$4	$108

As of September 28, 2015, and December 29, 2014, the Company had an Accounts receivable balance from Project Pie of $0 and $66,000, respectively.
Notes receivable
On March 13, 2015, the Company loaned Project Pie, a cost-method investee, $250,000, in exchange for a note receivable which bore interest at 13% and matured in June 2015. This note was written off as a bad debt in the three months ended June 29, 2015.
In June 2015, the Company entered into an agreement with Project Pie under which the Company, at its sole discretion, may advance funds not to exceed $0.8 million in exchange for a subordinated note receivable. As of September 28, 2015, no funds were outstanding under the agreement.

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

The following tables summarize information on profit or loss and assets for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Revenues
Domestic Franchise	$10,445	$10,139	$33,258	$33,510
Domestic Company Stores	17,604	11,627	52,927	35,121
International	83	403	236	501
Total	$28,132	$22,169	$86,421	$69,132
Segment Operating Income (Loss)
Domestic Franchise	$4,901	$4,713	$15,036	$14,941
Domestic Company Stores	(516)	(178)	1,172	501
International	76	252	154	28
Corporate and unallocated	(1,416)	(1,262)	(5,381)	(6,534)
Total	$3,045	$3,525	$10,981	$8,936
Depreciation and amortization
Domestic Franchise	$1,416	$1,262	$4,005	$3,692
Domestic Company Stores	1,217	737	3,352	2,100
International	8	8	23	23
Total	$2,641	$2,007	$7,380	$5,815

(in thousands)	September 28, 2015	December 29, 2014
Total Assets
Domestic Franchise	$134,639	$137,417
Domestic Company Stores	46,416	34,953
International	415	447
Other (1)	89,443	92,647
Total	$270,913	$265,464

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks, unamortized deferred financing charges, and an intercompany note.

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
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2015. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, business strategies and priorities, resolution of litigation and claims, expectations for reducing operating costs and increasing sales through the use of our POS system terminals, future benefits of implementing POS system terminals, deductibility of goodwill for income tax purposes, potential efficiencies and synergies created by store acquisitions, expansion and growth opportunities, the number, timing and mix of new store openings, exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2015. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States and the fifth largest pizza chain overall. We were founded in 1981 and have grown our footprint to a total of 1,500 system-wide stores as of September 28, 2015, of which 91.6% are franchised, located in 38 states plus Canada and the Middle East.
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
The Take ‘N’ Bake model offers operating advantages that differentiate us from other restaurant concepts. Our domestic stores (i) do not require ovens, freezers or other expensive cooking equipment because our customers bake their customized pizzas at home; (ii) do not require delivery, thereby reducing operational complexity for franchise owners and their employees; (iii) maintain shorter opening hours (typically 11:00 a.m. to 9:00 p.m.) that are attractive to franchise owners and their employees; (iv) require fewer employees during each shift compared to most other restaurant concepts, resulting in lower labor costs; and (v) do not require dining areas, resulting in lower occupancy and operating costs.
The relatively small initial and ongoing investments required to own and operate a Papa Murphy’s store creates the opportunity for higher margins and attractive returns for franchisees. We believe these favorable investment requirements coupled with simple operations, a strong brand message supported by high levels of advertising spending and high-quality menu offerings drive attractive store-level economics, which, in turn, drives demand for new stores.

2015 Highlights
Revenue Growth
Total revenues for the three months ended September 28, 2015, compared to the three months ended September 29, 2014, grew 26.9% from $22.2 million to $28.1 million due primarily to the strategic acquisition of franchised stores by our Domestic Company Stores segment, new store openings, and comparable store sales growth. Total revenues for the nine months ended September 28, 2015, compared to the nine months ended September 29, 2014, grew 25.0% from $69.1 million to $86.4 million due primarily to the strategic acquisition of franchised stores by our Domestic Company Stores segment, new store openings, and comparable store sales growth.
System-wide sales for the three months ended September 28, 2015, compared to the three months ended September 29, 2014, increased 4.7% from $194.0 million to $203.1 million. System-wide sales for the nine months ended September 28, 2015, compared to the nine months ended September 29, 2014, increased 7.0% from $610.7 million to $653.5 million.
Comparable store sales growth in 2015 compared to 2014 for selected segments was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Domestic Franchise	1.5%	4.4%	3.9%	3.0%
Domestic Company Stores	0.0%	8.4%	3.7%	7.1%
Total domestic stores	1.4%	4.6%	3.9%	3.2%
As of September 28, 2015, we had achieved 19 straight quarters of comparable store sales growth and 42 of the last 47 quarters had positive comparable store sales growth. In the nine months ended September 28, 2015, we also had 24 weeks in which we recorded all-time highs for system-wide sales.
Store Development
We and our franchise owners opened 23 stores, all in the United States, in the three months ended September 28, 2015. In the nine months ended September 28, 2015, we and our franchise owners opened 65 stores, including 59 in the United States. While we plan to strategically expand our Company-owned store base in select markets, we may also refranchise select Company-owned stores over time as opportunities arise. We expect the majority of our new store expansion will continue to be from new franchised store openings.

Acquisitions
During the three months ended September 28, 2015, we acquired one store in the Dallas, Texas, market. During the nine months ended September 28, 2015, we acquired 22 Papa Murphy’s stores from franchise owners in six different markets across the country. Nine stores were acquired in the Seattle, Washington, market, eight stores in the Knoxville, Tennessee, market, two stores in the Dallas, Texas, market, and one store each in the Boise, Idaho; Portland, Oregon; and Colorado Springs, Colorado, markets.
Technology Investments
Our POS system is an important technology platform and tool for our future growth. Future precision marketing tools and mobile coupon capabilities necessitate POS system terminals in our stores. We have rolled out POS system terminals to 1,125 stores as of September 28, 2015. We believe that an opportunity remains for many of our franchise owners to reduce their operating costs by using the POS system terminals.
We continue to roll out an integrated online ordering platform coupled with the latest version of our POS system software, which was in 807 stores as of September 28, 2015. An additional 19 stores were still on our original, non-integrated online ordering platform pending conversion as of September 28, 2015.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Revenues
Domestic Franchise	$10,445	$10,139	$33,258	$33,510
Domestic Company Stores	17,604	11,627	52,927	35,121
International	83	403	236	501
Total	$28,132	$22,169	$86,421	$69,132
Segment Operating Income (Loss)
Domestic Franchise	$4,901	$4,713	$15,036	$14,941
Domestic Company Stores	(516)	(178)	1,172	501
International	76	252	154	28
Corporate and unallocated	(1,416)	(1,262)	(5,381)	(6,534)
Total	$3,045	$3,525	$10,981	$8,936
Depreciation and amortization
Domestic Franchise	$1,416	$1,262	$4,005	$3,692
Domestic Company Stores	1,217	737	3,352	2,100
International	8	8	23	23
Total	$2,641	$2,007	$7,380	$5,815

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended		Nine Months Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Domestic store average weekly sales (AWS)	$10,568	$10,487	$11,431	$11,026
Domestic comparable store sales growth	1.4%	4.6%	3.9%	3.2%
Domestic comparable stores	1,366	1,315	1,366	1,315
System-wide sales (in thousands)	$203,078	$194,033	$653,462	$610,734
Number of system-wide stores at period end	1,500	1,437	1,500	1,437
Adjusted EBITDA (in thousands)	$6,144	$5,633	$20,591	$18,855
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
The following table sets forth the changes in the number of stores in our system as well as the rate of new store openings for the nine months ended September 28, 2015.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total	Annualized New Store Opening Rate
Store count at December 29, 2014	91	1,342	1,433	28	1,461
Openings	14	45	59	6	65	5.9%
Closings	(1)	(25)	(26)	—	(26)
Net transfers	22	(22)	—	—	—
Store count at September 28, 2015	126	1,340	1,466	34	1,500
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

▪
Adjusted EBITDA excludes pre-opening costs and non-cash GAAP rent expense with respect to new stores, which we will continue to incur in the future as we open new stores consistent with our growth strategy;

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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
Net Income (Loss)	$1,122	$(788)	$1,779	$(1,576)
Net loss attributable to noncontrolling interests	—	—	500	—
Net Income (Loss) Attributable to Papa Murphy's	1,122	(788)	2,279	(1,576)
Depreciation and amortization	2,641	2,007	7,380	5,815
Income tax provision (benefit)	746	(703)	1,206	(1,124)
Interest expense, net	1,133	1,525	3,406	6,899
EBITDA	5,642	2,041	14,271	10,014
Loss (gain) on disposal of property and equipment (1)	4	(15)	66	27
Expenses not indicative of future operations:
Secondary offering and IPO preparation costs (2)	—	(29)	345	623
Loss on Project Pie impairment and disposal (3)	—	—	4,325	—
Management fees and related expenses (4)	—	—	—	1,678
Transaction costs (5)	1	10	64	73
New store pre-opening expenses (6)	218	—	464	11
Non-cash expenses and non-income based state taxes (7)	279	198	1,056	1,810
Loss on early retirement of debt (8)	—	3,428	—	4,619
Adjusted EBITDA	$6,144	$5,633	$20,591	$18,855

(1)	Represents non-cash losses (gains) resulting from disposal of property and equipment, including divested Company-owned stores.

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
Store Operating Costs
Store operating costs relate to our Domestic Company Stores segment and consist of Cost of food and packaging, Compensation and benefits, Advertising, Occupancy costs and Other store operating costs. We expect all of our Store operating costs to vary as our store count changes from constructing or acquiring new Company-owned stores. Cost of food and packaging and Advertising can be expected to fluctuate predominantly with the increases or decreases in Revenues of our Domestic Company Stores segment.
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

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and nine months ended September 28, 2015, and September 29, 2014.

	Three Months Ended				Nine Months Ended
	September 28, 2015		September 29, 2014		September 28, 2015		September 29, 2014
(in thousands)	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES
Revenues
Franchise royalties	$9,124	32.4%	$8,965	40.5%	$29,557	34.2%	$28,349	41.0%
Franchise and development fees	1,123	4.0%	1,088	4.9%	3,092	3.6%	3,119	4.5%
Company-owned store sales	17,604	62.6%	11,626	52.4%	52,927	61.2%	35,121	50.8%
Lease and other	281	1.0%	490	2.2%	845	1.0%	2,543	3.7%
Total revenues	28,132	100.0%	22,169	100.0%	86,421	100.0%	69,132	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	6,409	22.8%	4,667	21.1%	18,942	22.0%	13,756	20.0%
Compensation and benefits (1)	4,918	17.5%	3,000	13.5%	13,994	16.2%	8,935	12.9%
Advertising (1)	1,806	6.4%	1,286	5.8%	5,227	6.0%	3,531	5.1%
Occupancy (1)	1,210	4.3%	715	3.2%	3,386	3.9%	2,049	3.0%
Other store operating costs (1)	2,061	7.3%	1,069	4.8%	5,362	6.2%	3,145	4.5%
Selling, general and administrative	6,038	21.5%	5,915	26.7%	21,083	24.4%	22,938	33.2%
Depreciation and amortization	2,641	9.4%	2,007	9.1%	7,380	8.5%	5,815	8.4%
Loss (gain) on disposal of property and equipment	4	0.0%	(15)	(0.1)%	66	0.1%	27	0.0%
Total costs and expenses	25,087	89.2%	18,644	84.1%	75,440	87.3%	60,196	87.1%
Operating Income	3,045	10.8%	3,525	15.9%	10,981	12.7%	8,936	12.9%
Interest expense	1,137	4.0%	1,539	6.9%	3,429	3.9%	6,966	10.0%
Interest income	(4)	0.0%	(14)	(0.1)%	(23)	0.0%	(67)	(0.1)%
Loss on early retirement of debt	—	—%	3,428	15.5%	—	—%	4,619	6.7%
Loss on disposal or impairment of investments	—	—%	—	—%	4,500	5.2%	—	—%
Other expense, net	44	0.2%	63	0.3%	90	0.1%	118	0.2%
Income (Loss) Before Income Taxes	1,868	6.6%	(1,491)	(6.7)%	2,985	3.5%	(2,700)	(3.9)%
Provision for (benefit from) income taxes	746	2.6%	(703)	(3.1)%	1,206	1.4%	(1,124)	(1.6)%
Net Income (Loss)	$1,122	4.0%	$(788)	(3.6)%	$1,779	2.1%	$(1,576)	(2.3)%
Net loss attributable to noncontrolling interests	—	—%	—	—%	500	(0.5)%	—	—%
Net Income (Loss) Attributable to Papa Murphy's	$1,122	4.0%	$(788)	(3.6)%	$2,279	2.6%	$(1,576)	(2.3)%

(1)
Please see the table presented in Costs and Expenses below, which presents company-owned store expenses as a percentage of company-owned store revenue for the three and nine months ended September 28, 2015, and September 29, 2014.

Revenues
Total revenues. The following table presents Total revenues for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Total revenues	$28,132	$22,169	26.9%	$86,421	$69,132	25.0%

In the three months ended September 28, 2015, Total revenues grew primarily from the acquisition of franchised stores and construction of new stores by our Domestic Company Stores segment, plus domestic comparable store sales growth of 1.4%. Excluding the year-over-year impact of POS licenses resold to franchisees at cost, total revenue increased 28.3% compared to the three months ended September 29, 2014.
In the nine months ended September 28, 2015, Total revenues grew primarily from the acquisition of franchised stores by our Domestic Company Stores segment, net new store openings and domestic comparable store sales growth of 3.9%. Excluding the year-over-year impact of POS licenses resold to franchisees at cost, total revenue increased 28.6% compared to the nine months ended September 29, 2014.
Franchise royalties. The following table presents Franchise royalties for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Franchise royalties	$9,124	$8,965	1.8%	$29,557	$28,349	4.3%
Percentage of total revenues	32.4%	40.5%		34.2%	41.0%
Franchise royalties increased in the three months ended September 28, 2015, compared to the three months ended September 29, 2014, primarily due to Domestic Franchise comparable store sales growth of 1.5%. Franchise royalties increased in the nine months ended September 28, 2015, compared to the nine months ended September 29, 2014 primarily due to Domestic Franchise comparable store sales growth of 3.9%.
The decrease in Franchise royalties as a percentage of Total revenues was the result of increases in the number of Company-owned stores which generated Company-owned store sales increases of 51.4% and 50.7% in the three and nine months ended September 28, 2015, respectively, compared to the respective three and nine months ended September 29, 2014.
Franchise and development fees. The following table presents Franchise and development fees for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Franchise and development fees	$1,123	$1,088	3.2%	$3,092	$3,119	(0.9)%
Percentage of total revenues	4.0%	4.9%		3.6%	4.5%
Franchise and development fees increased in the three months ended September 28, 2015, compared to the three months ended September 29, 2014, due to opening three more domestic franchised stores in addition to an increase in transfer fees and forfeitures, partially offset by a reduction in international fees compared to the three months ended September 29, 2014. For the nine months ended September 28, 2015, Franchise and development fees decreased, compared to the nine months ended September 29, 2014, due to the opening of six fewer franchised stores in the nine months ended September 28, 2015, than in the nine months ended September 29, 2014.
Company-owned store sales. The following table presents Company-owned store sales for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Company-owned store sales	$17,604	$11,626	51.4%	$52,927	$35,121	50.7%
Percentage of total revenues	62.6%	52.4%		61.2%	50.8%
Company-owned store sales increased in the three months ended September 28, 2015 compared to the three months ended September 29, 2014, due to the acquisition of 35 Company-owned stores and the opening of 16 new stores, partially offset by the closure of one store.
In the nine months ended September 28, 2015, Company-owned store sales increased due to the acquisition of 44 Company-owned stores, the opening of 16 stores, and comparable store sales growth of 3.7%, which was partially offset by the closure of two stores and the divestiture of one store. The comparable store sales increases resulted primarily from improved product mix.

Lease and other. The following table presents Lease and other revenue for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Lease and other	$281	$490	(42.7)%	$845	$2,543	(66.8)%
Percentage of total revenues	1.0%	2.2%		1.0%	3.7%
Lease and other revenues decreased in the three months ended September 28, 2015, compared to the three months ended September 29, 2014, due to a reduction of $186,000 from the resale of POS software licenses to franchise owners at cost. Lease and other revenue decreased in the nine months ended September 28, 2015, compared to the nine months ended September 29, 2014, due to a reduction of $1.8 million from the resale of POS software licenses to franchise owners at cost. An equal and offsetting cost related to the resale of the POS software licenses is included in Selling, general and administrative expenses as discussed below.
Costs and Expenses
Total costs and expenses. The following table presents Total costs and expenses for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Total costs and expenses	$25,087	$18,644	34.6%	$75,440	$60,196	25.3%
Percentage of total revenues	89.2%	84.1%		87.3%	87.1%
Total costs and expenses increased in the three and nine months ended September 28, 2015, compared to the respective three and nine months ended September 29, 2014, primarily as the result of store acquisitions from franchise owners and the opening of new Company-owned stores.
Store operating costs. The following table presents Store operating costs for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Store operating costs	$16,404	$10,737	52.8%	$46,911	$31,416	49.3%
Percentage of total revenues	58.3%	48.4%		54.3%	45.4%
Store operating costs as a percentage of total revenues increased in the three and nine months ended September 28, 2015, compared to the respective three and nine months ended September 29, 2014, primarily as a result of the acquisition of stores from franchise owners and the construction of new stores.
The following table presents a break-out of Store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended		Nine Months Ended
	September 28, 2015	September 29, 2014	September 28, 2015	September 29, 2014
As a % of Company-owned store revenue:
Cost of food and packaging	36.4%	40.1%	35.8%	39.2%
Compensation and benefits	27.9%	25.8%	26.4%	25.4%
Advertising	10.3%	11.1%	9.9%	10.1%
Occupancy	6.9%	6.2%	6.4%	5.8%
Other store operating costs	11.7%	9.2%	10.1%	9.0%
Total store operating costs	93.2%	92.4%	88.6%	89.5%

Total store operating costs as a percentage of Company-owned store sales increased 80 basis points in the three months ended September 28, 2015, compared to the three months ended September 29, 2014, due to increases in compensation and benefits, occupancy and other store operating costs partially offset by decreases in cost of food and packaging and advertising. For the nine months ended September 28, 2015, total store operating costs as a percentage of company-owned store revenues decreased 90 basis points compared to the nine months ended September 29, 2014, due to decreased cost of food and packaging and advertising, partially offset by increases in compensation and benefits, occupancy and other store operating costs

▪
Effect of Store Portfolio Changes. We acquired 44 stores, opened 16 new stores, closed two stores and refranchised one store since December 30, 2013. This shift in our store portfolio is the primary driver behind the increase in Compensation and benefits and Occupancy as a percentage of Company-owned store sales for the three and nine months ended September 28, 2015, compared to the respective three and nine months ended September 29, 2014, as store sales volumes in the newly constructed and acquired stores are currently lower than the segment’s average sales. In addition, Occupancy costs are increased as a percentage of sales due to rent expense recorded during new store construction prior to the store's opening in accordance with GAAP.

▪
Cost of food and packaging. Lower cheese prices are positively affecting our Cost of food and packaging in total and as a percentage of Company-owned store sales for the three and nine months ended September 28, 2015, compared to the respective three and nine months ended September 29, 2014. Our average cheese price in the three and nine months ended September 28, 2015, declined by 19.4% and 17.7%, respectively, over our average cheese price in the three and nine months ended September 29, 2014.

▪
Other store operating costs. New store pre-opening costs of $218,000 and $464,000 were recognized in Other store operating costs for the three and nine months ended September 28, 2015, respectively, compared to $0 and $11,000 in the three and nine months ended September 29, 2014, respectively. Pre-opening costs have historically averaged around $35,000 per store with the majority of the costs incurred in the two months immediately prior to a new store opening. In 2015 the Company opened 14 new stores as of September 28, 2015, with more nearing completion. Excluding the impact of pre-opening costs in 2015, Other store operating costs as a percentage of Company-owned store sales would have been 10.5% and 9.3% for the three and nine months ended September 28, 2015, respectively.

Selling, general and administrative. The following table presents Selling, general and administrative costs for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Selling, general and administrative	$6,038	$5,915	2.1%	$21,083	$22,938	(8.1)%
Percentage of total revenues	21.5%	26.7%		24.4%	33.2%
Selling, general and administrative costs increased in the three months ended September 28, 2015, compared to the three months ended September 29, 2014, primarily due to higher incentive compensation expenses. For the nine months ended September 28, 2015, Selling, general and administrative costs decreased compared to the nine months ended September 29, 2014, primarily due to non-recurring costs related to an advisory services and monitoring agreement, including its termination at the time of the IPO, stock-based compensation and other costs incurred in connection with the IPO, and costs related to the resale of POS system licenses to franchise owners at cost in the prior year.
As a percentage of Total revenues, Selling, general and administrative costs decreased in the three and nine months ended September 28, 2015, compared to the respective three and nine months ended September 29, 2014, due mainly to higher company store revenues as a result of the store portfolio changes discussed above and higher franchise royalties.
Excluding the revenues and expenses related to the resale of the POS system software licenses sold to franchise owners at cost and the costs incurred in preparation for the IPO, Selling, general and administrative costs as a percent of revenues would have been 20.7% and 23.9% for the three and nine months ended September 28, 2015, respectively, compared to the respective three and nine months ended September 29, 2014.

Depreciation and amortization. The following table presents Depreciation and amortization for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Depreciation and amortization	$2,641	$2,007	31.6%	$7,380	$5,815	26.9%
Percentage of total revenues	9.4%	9.1%		8.5%	8.4%
Depreciation and amortization increased in the three and nine months ended September 28, 2015, due primarily to the amortization of reacquired franchise rights and depreciation associated with increasing company-owned store counts and increased capital expenditures on property and equipment for business technology projects.
Interest expense. The following table presents Interest expense for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Interest expense	$1,137	$1,539	(26.1)%	$3,429	$6,966	(50.8)%
Percentage of total revenues	4.0%	6.9%		3.9%	10.0%
Interest expense decreased in the three and nine months ended September 28, 2015, as a result of a reduction in outstanding debt through the application of net proceeds from the IPO in May 2014 and an interest rate reduction achieved concurrently with the IPO, and through an August 2014 refinancing.
Loss on early retirement of debt. The Loss on early retirement of debt was a result of prepayment penalties and expenses associated with the $55.5 million prepayment made in May 2014 using proceeds from the IPO.
Loss on disposal or impairment of investments. The Loss on disposal or impairment of investments for the nine months ended September 28, 2015, was a result of an impairment recognized on the investment in Project Pie prior to its disposal.
Income Taxes. The following table presents income taxes for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Provision for (benefit from) income taxes	$746	$(703)	N/M	$1,206	$(1,124)	N/M
Percentage of total revenues	2.6%	(3.1)%		1.4%	(1.6)%
Effective tax rate	39.9%	47.1%		40.4%	41.6%
N/M = not meaningful
The Provision for (benefit from) income taxes increased in the three months ended September 28, 2015, due primarily to a change in Income (Loss) Before Income Taxes. For the nine months ended September 28, 2015, the provision for income taxes increased due primarily to a change in Income (Loss) Before Income Taxes.
The effective tax rate for the three months ended September 28, 2015, decreased primarily due to discrete adjustments related to share-based compensation in 2014. The effective tax rate for the nine months ended September 28, 2015, decreased primarily due to discrete adjustments related to share-based compensation in 2014. Our income taxes have varied from what would be expected through the application of prevailing statutory rates mainly due to the impact of meal and entertainment expenses and share-based compensation expenses.

Segment Results
Domestic Franchise. The following table presents Domestic Franchise Total revenues and Operating Income for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Total revenues	$10,445	$10,139	3.0%	$33,258	$33,510	(0.8)%
Percentage of total revenues	37.1%	45.8%		38.5%	48.5%
Operating Income	4,901	4,713	4.0%	15,036	14,941	0.6%
Total revenues for the Domestic Franchise segment increased in the three months ended September 28, 2015, compared to the three months ended September 29, 2014, due mainly to comparable store sales growth of 1.5%. For the nine months ended September 28, 2015, Total revenues for the Domestic Franchise segment decreased compared to the nine months ended September 29, 2014, due to lower revenue related to the POS system software licenses of $1.8 million, partially offset by segment comparable store sales growth of 3.9%.
Operating Income for the Domestic Franchise segment increased in the three months ended September 28, 2015, compared to the three months ended September 29, 2014, due to increased Total revenues, partially offset by an increase in Selling, general and administrative costs. For the nine months ended September 28, 2015, Operating Income for the Domestic Franchise segment increased compared to the nine months ended September 29, 2014, due to decreased Domestic Franchise Total revenues, partially offset by an increase in Depreciation and amortization.
Domestic Company Stores. The following table presents Domestic Company Stores Total revenues and Operating Income for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Total revenues	$17,604	$11,627	51.4%	$52,927	$35,121	50.7%
Percentage of total revenues	62.6%	52.4%		61.2%	50.8%
Operating (Loss) Income	(516)	(178)	(189.9)%	1,172	501	133.9%
Total revenues for the Domestic Company Stores segment increased in the three months ended September 28, 2015, compared to the three months ended September 29, 2014, as a result of the acquisition of 35 stores from franchise owners and the opening of 16 stores, partially offset by the closure of one store. For the nine months ended September 28, 2015, Total revenues for the Domestic Company Stores segment increased, compared to the nine months ended September 29, 2014, due primarily to the acquisition of 44 stores from franchise owners, the opening of 16 stores, and segment comparable store sales growth of 3.7%, partially offset by the closure of two stores and the divestiture of one store.
Operating Loss for the Domestic Company Stores segment increased in the three months ended September 28, 2015, compared to the three months ended September 29, 2014, as a result of an increase in depreciation and amortization related to Company-owned stores portfolio changes. For the nine months ended September 28, 2015, Operating Income for the Domestic Company Stores segment increased, compared to the nine months ended September 29, 2014, as a result of a 3.7% increase in comparable store sales and increased operating margins, partially offset by an increase in depreciation and amortization related to Company-owned stores portfolio changes.
International. The following table presents International Total revenues and Operating Income for the periods reported:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014	Change	September 28, 2015	September 29, 2014	Change
Total revenues	$83	$403	(79.4)%	$236	$501	(52.9)%
Percentage of total revenues	0.3%	1.8%		0.3%	0.7%
Operating Income	76	252	(69.8)%	154	28	450.0%

Total revenues for the International segment decreased for the three and nine months ended September 28, 2015, compared to the three and nine months ended September 29, 2014, respectively, largely as a result of decreased franchise fees and other revenues.
Operating Income for the International segment decreased for the three months ended September 28, 2015, compared to the three months ended September 29, 2014, primarily as a result of reduced revenues, which was partially offset by lower Selling, general and administrative costs. Operating Income for the International segment increased for the nine months ended September 28, 2015, compared to the nine months ended September 29, 2014, primarily as a result of lower Selling, general and administrative costs, which was partially offset by reduced revenues.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees and principal payments on our debt as well as support our growth strategy. As a public company, we may also raise additional capital through the sale of equity, but such additional capital may not be available on favorable terms, if at all. As of September 28, 2015, we had negative net working capital of $8.7 million as a result of the relatively quick sales-to-cash cycle and low levels of inventory required to operate our business.
As of September 28, 2015, we had cash and cash equivalents of $5.5 million and $20.0 million of available borrowings under a revolving credit facility, of which none was drawn. As of September 28, 2015, we had $112.9 million of outstanding indebtedness. Principal payments under our 2014 Credit Facility are due on the last day of each fiscal quarter through the life of the 2014 Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of September 28, 2015, we were in compliance with all of our covenants and other obligations under our 2014 Credit Facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended
(in thousands)	September 28, 2015	September 29, 2014
Cash flows from operating activities	$17,937	$5,557
Cash flows from investing activities	(15,727)	(4,070)
Cash flows from financing activities	(1,783)	(4,595)
Total cash flows	$427	$(3,108)
Cash Flows from Operating Activities
Net cash provided by operating activities of $17.9 million for the nine months ended September 28, 2015, resulted primarily from net income of $1.8 million, adjusted for items such as depreciation and amortization and working capital changes. The $12.4 million increase over the nine months ended September 29, 2014 was primarily driven by the $3.4 million increase in net income and a net increase of $8.3 million from changes in operating assets and liabilities compared to the nine months ended September 29, 2014.
Cash Flows from Investing Activities
Net cash used by investing activities was $15.7 million in the nine months ended September 28, 2015, compared to net cash used of $4.1 million in the nine months ended September 29, 2014. The $11.6 million increase in cash used by investing activities was due primarily to an increase of $8.9 million for the acquisition of stores, $2.5 million of additional acquisition costs for property, plant, and equipment and a decrease of $0.9 million received from payments on notes receivable compared to the nine months ended September 29, 2014.

Cash Flows from Financing Activities
Net cash used by financing activities was $1.8 million in the nine months ended September 28, 2015, compared to net cash used of $4.6 million in the nine months ended September 29, 2014. The $2.8 million decrease in net cash used compared to the nine months ended September 29, 2014 was primarily due to costs associated with the IPO of $3.5 million in the nine months ended September 29, 2014.

Contractual Obligations
In connection with its investment in Project Pie, PPH had committed as of December 29, 2014, to fund, upon demand, up to an additional $0.5 million prior to December 2016 through the purchase of additional Series A Preferred Units of Project Pie. During the nine months ended September 28, 2015, PPH invested the additional $0.5 million and satisfied its commitment to Project Pie.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We currently are subject to litigation with a group of our franchise owners, initially filed by twelve franchise owners and their individual stakeholders on April 11, 2014, in the Superior Court in Clark County, Washington, claiming that we misrepresented our sales volumes, made false representations to them and charged excess advertising fees, among other things, and alleging violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract, and seeking declaratory and injunctive relief, as well as monetary damages. On June 18, 2014, an additional 16 franchise owners and their individual stakeholders, represented by the same counsel as the plaintiffs described above, filed a lawsuit with the Superior Court in Clark County, Washington, making essentially the same claims and allegations as made in the lawsuit described above and seeking declaratory and injunctive relief, as well as monetary damages. The court consolidated the two lawsuits into a single case. We have reached resolution with eleven of the franchise owners (and those owners’ individual stakeholders) involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. We believe the allegations in these consolidated lawsuits lack merit and, for those plaintiffs with whom we are unable to reach resolution, we will continue to vigorously defend our interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. We provide no assurance that we will be successful in our defense of these lawsuits; however, we do not currently expect the cost of resolving them to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
On May 8, 2015, we were named as a defendant in a class action lawsuit in United States District Court for the Western District of Washington claiming a violation of the federal Telephone Consumer Protection Act, which prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The lawsuit alleges that we did not comply with the statutory requirements for obtaining consumers’ consent to receive text messages from us, and seeks statutory penalties for those alleged deficiencies. We believe the plaintiff's interpretation of the applicable law is incorrect, and we will vigorously defend ourselves in the lawsuit, but provide no assurance that we will be successful. An adverse judgment or settlement could have an adverse effect on our profitability and could cause variability in our results compared to expectations.
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
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described in our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2015, under the section titled "Risk Factors" as well as the other information in this Quarterly Report on Form 10-Q. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment. The risk factors and other information included in the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2015, include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2014, and should be carefully considered before making an investment decision relating to our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
During the three months ended September 28, 2015, the Company repurchased the following shares:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30 to July 31, 2015	—		$—	—	N/A
August 1 to August 31, 2015	2,639	(1)	0.19	—	N/A
September 1 to September 28, 2015	—		—	—	N/A
Total	2,639		$0.19	—	N/A

(1)
The Company repurchased unvested restricted shares from former employees whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid by the former employees for the unvested shares.

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

Date: November 4, 2015