Form 10-K
period 2015-12-28
Papa Murphy's Holdings, Inc.
filed 2016-03-09
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-K
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 28, 2015
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X].
At June 29, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock of the Registrant held by non-affiliates was $245,836,683 based on the last sales price of the Registrant’s common stock as reported by the NASDAQ Global Select Market on that day.
At March 1, 2016, there were 16,942,932 shares of the Registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 28, 2015.

PART I
ITEM 1. Business

General
Papa Murphy’s Holdings, Inc. is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States. We were founded in 1981 and have grown our footprint to a total of 1,536 system-wide stores as of December 28, 2015.
We have defined three reportable segments for the Company: Domestic Company Stores, Domestic Franchise and International. Financial information about segment operations appears in Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data in Note 20—Segment Information of the accompanying Notes to Consolidated Financial Statements.
We are a Delaware corporation that was organized and acquired a majority of the capital stock of PMI Holdings, Inc., our predecessor, in 2010. In May 2014, we completed our initial public offering (the “IPO”) and now our common stock trades on the NASDAQ Global Select Market under the “FRSH” ticker symbol. Papa Murphy’s Holdings, Inc. and its subsidiaries are sometimes referred to as the “Company,” “Papa Murphy’s” or in the first person as “we,” “us” and “our” in this report.
We make available, free of charge, the following filings on our corporate website located at www.papamurphys.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, any amendments to such reports, and our annual proxy statement. Information contained on our corporate website located at www.papamurphys.com is not part of this annual report on Form 10-K.
On March 9, 2015, Papa Murphy’s Company Stores, Inc., a wholly-owned subsidiary of the Company, completed the purchase of certain assets used in the operation of six Papa Murphy's stores in the Seattle, Washington, area from M2AD Management, Inc., the previous operator of the six Papa Murphy's stores. The total purchase price was $4.1 million and was funded through existing cash.
On June 29, 2015, the Company disposed of its ownership interests in Project Pie Holdings, LLC (“PPH”), a non-wholly owned subsidiary.

Our Concept
The Papa Murphy’s experience is different from traditional pizza restaurants. Our customers:

•	CREATE their fresh, customized pizza with high-quality ingredients;

•	TAKE their fresh pizza home; and

•	BAKE their pizza fresh in their ovens, at their convenience, for a home-cooked meal served hot.
We actively target mothers and families looking to solve the “dinnertime dilemma” of providing their family with a high-quality, home-cooked meal, without investing significant time or money. While our concept has broad appeal to all consumers, we believe this core target customer is more loyal, seeks a higher-quality pizza and values the focus on freshness and quality that differentiates the Papa Murphy’s pizza-making process:

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

Our menu offers customers a variety of original, thin and stuffed crust pizzas as well as the ability to create a customized pizza from a broad selection of crust, sauce and topping combinations. Our core menu offerings include the following:

▪	Signature pizzas: classic combinations plus some unique twists;

▪	Gourmet Delite pizzas: gourmet offerings with 25% less fat and 35% fewer calories than our Signature pizzas;

▪	Stuffed pizzas: two-layer, four-pound pizzas with meats and vegetables stuffed in two layers of dough;

▪	Fresh Pan pizzas: signature recipes with a thick, buttery crust;

▪	“C.Y.O.” or Create Your Own pizzas: customer selection of crust, sauce and any combination of our cheese, meat and vegetable toppings; and

▪	FAVES: three simple pizza classics offered at value price points.
We were founded on the following core values—Great Quality, Great Value, Great Customer Service—and we strive to deliver on these values every day.

▪
Great Quality. We have continually focused on quality since our founding and we believe customers can taste the difference. Unlike some of our competitors, we do not use pre-shredded, pre-packaged or frozen cheese and our dough is made from scratch daily, never frozen.

▪
Great Value. We offer a high-quality pizza at a value price point with one of the lowest average checks per person among national pizza chains. Additionally, the Take ‘N’ Bake experience eliminates delivery fees and tipping.

▪
Great Customer Service. We train our store crews to greet each customer, to promote the latest new products and to assist each customer in choosing the combination of fresh made pizzas and side items to complete their meal.

Loyal Customer Base
We have developed a loyal and diverse customer base. We attribute our leading consumer ratings and success across a national footprint to the broad appeal of our concept. Our business model resonates with families and single adults and attracts both female and male customers across all ages, demographics and income levels. Finally, we believe our model encourages a stronger emotional connection with our core target of families. The active role of ordering and watching the pizza being built gives customers a feeling of ownership: “a pizza,” becomes “my pizza.”
Efficient Operating Model Generates Attractive Store-Level Economics
Our store model is different from many other restaurant models. Because our stores do not have pizza ovens, venting hoods, freezers or dining areas, and average just 1,400 square feet in size, they require a lower capital investment than traditional pizza, limited service or fast casual restaurants. We also have lower operating costs because our stores do not require the hiring of delivery drivers or wait staff. Our stores are designed to highlight our high-quality ingredients, to reinforce the key attributes of our brand and to maximize the customer’s interaction with our friendly team members.
Our Take ‘N’ Bake model offers franchise owners operating advantages that differentiate us from other restaurant concepts. Our domestic stores:

•	Do not require ovens, freezers or expensive cooking equipment because our customers bake their pizzas at home;

•	Focus on creating fresh pizzas for carry out only, reducing operational complexity for franchise owners and their employees;

•	Maintain shorter operating hours (typically 11:00 a.m. to 9:00 p.m.) that are attractive to franchise owners and their employees

•	Require fewer employees on duty during each shift compared to other restaurant concepts, resulting in lower labor costs; and

•	Do not have dining areas, resulting in lower occupancy and operating costs.

Our simple, low cost operations create the opportunity for higher margins and attractive returns for franchise owners.

Our Strategy
Our strategy is focused on three key components: (i) develop new stores; (ii) increase comparable store sales; and (iii) improve profitability by leveraging our infrastructure. We believe that successfully implementing our strategy in these three target areas will support our continued growth and profitability.
Develop New Stores
We believe significant development opportunities remain in the United States and select international markets. We currently estimate our total store potential in the United States alone is at least 4,500 stores, including approximately 2,400 new stores in our existing markets. Historically, stores tend to generate higher average unit volumes as markets become more penetrated. As a result, we intend to continue developing our core markets in the West and Midwest while focusing the majority of our near-term expansion efforts in our existing but less-penetrated markets in the South and East. When we expand our footprint into new markets, we plan to leverage our brand awareness and infrastructure to enhance new store performance while rapidly increasing store density.
The majority of our expansion comes from new franchised store openings. We believe our unit growth potential, attractive store-level economics and simplicity of store operations will continue to attract new franchise owners and encourage existing franchise owners to expand their current footprint. We target a Company-owned store base of approximately 10% of total system stores and plan to strategically expand our Company-owned store base in select markets through both acquisition of franchised stores and new store construction, striving to optimize the efficiency of our overhead costs.
Additionally, we are in the early stages of international expansion, which we believe represents a long-term growth opportunity. We currently have master franchise agreements in Canada and the six Gulf Cooperation Council states in the Middle East.
Increase Comparable Store Sales
We intend to increase comparable store sales by doing the following:

▪
Attract New Customers. We continue to invest in our brand by educating the marketplace on the benefits of Take ‘N’ Bake pizza, growing customer awareness and building customer loyalty. As we further penetrate existing markets, we are able to use increased marketing funds to expand our brand recognition through a combination of traditional print, broadcast and digital marketing. New product development is another tool we use to attract new customers.

▪
Increase Customer Frequency. We strive to convert first-time users into repeat customers and provide loyal customers with reasons to purchase from us more frequently. Our concept allows our employees to focus on providing personal service to every customer rather than rushing customer interactions or prioritizing delivery orders. We believe that providing a high quality product with a fast and friendly in-store experience increases customer frequency. We also utilize limited time offers and holiday and seasonal promotions to increase frequency of customer visits and attract first-time customers.

▪
Increase Transaction Size. We utilize several strategies to increase transaction sizes, such as training our store crews on upsell strategies, marketing add-on product options and, increasingly, online ordering:

•
We continue to roll out our online ordering platform, providing an additional convenience to our customers. As of February 10, 2016, we offered online ordering in 1,093 of our stores. Online ordering will be rolled out nationally as of June 30, 2016. Early evidence demonstrates that orders placed through our online ordering channel deliver an increased average guest check of more than 25% when compared to other ordering channels. As a larger percent of our stores begin to accept more orders online, this higher average guest check may moderate.

•
Our store crews are trained in upsell strategies to drive incremental revenue per transaction. We also present in-store messaging of “meal deals,” where a customer can add side items or a beverage for a bundled discount. In addition, our new online ordering capabilities are programmed to consistently offer additional purchase options based on the customer's current and past ordering patterns.

Improve Profitability by Leveraging Our Infrastructure
With 1,496 stores across the United States and 541 domestic franchise owners as of December 28, 2015, we have an established infrastructure to support future growth. Our teams located across the country provide support to our franchise owners in operations, store technology, marketing and new store development. Therefore, as we continue to grow our store base and increase sales, we expect our general and administrative expenses to increase at a lower rate than our revenues. Furthermore, we anticipate investments in our infrastructure, including new technology such as online ordering and E-commerce, enable us to take advantage of tools such as precision marketing to further grow our transactions and average guest check.

Our Industry and Competition
With system-wide sales of $892 million in fiscal year 2015, we are the fifth largest pizza chain in the United States as measured by system-wide sales and total number of stores. According to NPD Crest, the quick service restaurant (“QSR”) pizza market, a subset of the overall pizza category, was about $34 billion in 2015. The top five pizza chains accounted for approximately 45.3% of QSR pizza restaurant sales in 2015 compared to 43.7% in 2014 and 39.1% in 2011. We believe the pizza restaurant market continues to be an attractive category due to its size and growth, as well as its fragmented competitive landscape.
We generally compete on the basis of product quality, variety, price, location, image, and service with regional and local pizza restaurants as well as national chains such as Pizza Hut®, Domino’s Pizza®, Papa John’s®, and Little Caesars Pizza®. On a broader scale, we compete with other limited service restaurants (“LSRs”) and the overall food service industry. The food service industry, particularly LSRs, are competitive with respect to product quality, price, location, service and convenience. Many of our competitors have been in existence for longer periods of time and have developed stronger brand awareness in markets in which we compete. In these markets, we compete for customers, employees, management personnel, franchisees and real estate sites suitable for our stores.

Suppliers and Distribution
We enter into national supply or pricing agreements with certain key third-party suppliers. We negotiate pricing for our franchised and Company-owned stores with national pricing agreements covering a term of three months to one year. We do not realize any profits from the sale of these supplies to franchise owners.
We rely on multiple third party distributors as our primary distributors of cheese, refrigerated items, meat, canned and dry goods, paper and disposables and janitorial supplies. Pursuant to our distribution service agreements, we have the right to designate the brands and products supplied. Supplies are delivered to each store one to two times each week.
For our beverage products, we rely on Pepsi-Cola Advertising and Marketing, Inc. (“Pepsi”) as our primary provider of packaged beverage products. We have maintained a national distribution relationship with Pepsi since 2004.

Intellectual Property and Trademarks
We regard the Papa Murphy’s brand name and associated trademarks as valuable assets. We have a portfolio of 27 trademarks registered and several pending trademark registrations with the United States Patent and Trademark Office. We have also secured trademark registrations for our brand name in Canada, China, Mexico, New Zealand, Norway, Australia, Saudi Arabia, Turkey and within the Community Trade Mark (CTM) system, which offers a unified system of protection throughout the European Union. We have applied for trademark registrations in several Middle Eastern countries. All of the marks we own cover store-related services and/or food products.

Management Information/Technology Systems
Our point-of-sale system (“POS system”) has been customized specifically for Papa Murphy's stores, and we use this integrated restaurant-level technology for inventory, labor management and cash handling. Our POS system allows us to track sales data and evaluate the efficiency of our stores. Through our POS system we are able to collect, store, utilize and disseminate data and information collected by each store to generate reports and evaluate sales performance on a daily basis. Sales information from non-POS system stores is collected and analyzed on a weekly basis. In addition, we collect monthly store-level profit and loss statements for internal analysis.
During 2015 we made substantial investments to further develop our E-commerce capabilities and platform, including app-enabled and online ordering through new iPhone and Android apps and a new Papa Murphy's website ordering system. As of December 28, 2015, these capabilities were still in development, with an anticipated launch slated for March 2016. This new ordering channel, fully integrated with our in-store POS system, enables us to gather more information about customer ordering habits, which will enable us to further develop attractive offers and increase sales with digital marketing.
We continue to roll out the POS system to all stores and expect all stores to implement the POS system by the third quarter of 2016. The POS system provides the foundation for efficient store level operations, the gathering of advanced analytics and the online ordering platform. As of February 10, 2016, the online ordering component of the POS system had been enabled for 1,093 stores in anticipation of our system-wide online ordering launch, up from 949 stores as of December 28, 2015.

Franchising Overview
Our store base was 91.7% franchised as of December 28, 2015, with our franchise owners operating a total of 1,409 Papa Murphy’s stores in 38 states, Canada and the Middle East. Through our franchise support, development infrastructure and screening process, we have successfully built a base of 541 franchise owners with an average store ownership of approximately 2.5 stores per franchise owner. A majority of our franchise owners owned one store, approximately 75% owned one or two stores, and 20% of all franchised stores were owned by our 10 largest franchise owners. We believe this highly diversified owner base demonstrates the viability of our store concept across numerous types of owners and operators, and provides an attractive base of owners with capacity to grow with our brand. We believe the relationships we have with our franchise system provide a solid platform for growth.
We are dedicated to providing the tools our franchise owners need to succeed before, during and after a store opening, including assistance with site selection and development, training, operations and marketing. We set forth qualification criteria and provide training programs for franchise owners to ensure that every Papa Murphy’s store meets the same quality and customer service standards to preserve the consistency and reliability of the Papa Murphy’s brand.
Our franchised business model also offers us strategic and financial benefits. It enables us to focus Company resources on menu innovation, marketing, franchise owner training and operations support to drive the overall success of our brand. Our franchised business model also allows us to grow our store base and brand awareness with limited corporate capital investment. Further, our predominantly franchised business model reduces our exposure to changes in commodity and other operating costs. As a result, our business model is designed to provide high operating margins and cash flows with low capital expenditures and working capital.

Employees
As of March 7, 2016, we had 2,101 employees, including 318 salaried employees and 1,783 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement and we consider our current employee relations to be good.

Seasonality
Seasonal factors and the timing of holidays cause our revenues to fluctuate from quarter to quarter. We typically follow family eating patterns at home, with our strongest sales levels occurring in the months of September through May and our lowest sales levels occurring in the months of June, July and August. Therefore, our revenues per store are typically higher in the first and fourth quarters and lower in the second and third quarters. Additionally, our new store openings have historically been most heavily concentrated in the fourth quarter and we anticipate that new store openings will continue to be weighted towards the third and fourth quarters. As a result of these factors, our quarterly and annual results of operations and comparable store sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable store sales for any particular future period may decrease and materially and adversely affect our business, financial condition or results of operations.

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
We are subject to Federal Trade Commission (“FTC”) rules and to various state and foreign laws that govern the offer and sale of franchises. The FTC requires us to furnish to prospective franchise owners a franchise disclosure document containing prescribed information. Some states and foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. These laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension of future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could materially and adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, in evaluating our business. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment.

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
Our Company-owned stores and our franchise owners are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

▪	food costs, particularly for mozzarella cheese and other raw materials, many of which we do not or cannot effectively hedge;

▪	labor costs, including wages, which are affected by minimum wage requirements, workers’ compensation, health care and other benefits expenses;

▪	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing stores;

▪	compliance costs as a result of changes in legal, regulatory or industry standards;

▪	energy, water and other utility costs;

▪	insurance costs;

▪	information technology and other logistics costs; and

▪	litigation expenses.
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

▪	competition with other restaurants and retail concepts for potential store sites;

▪	anticipated commercial, residential and infrastructure development near new or potential stores;

▪	ability to negotiate acceptable lease arrangements;

▪	availability of financing and ability to negotiate acceptable financing terms;

▪	recruiting, hiring and training of qualified personnel;

▪	construction and development cost management;

▪	completing our construction activities on a timely basis;

▪	obtaining all necessary governmental licenses, permits and approvals and complying with local, state and federal laws and regulations to open, construct or remodel and operate our stores;

▪	unforeseen engineering or environmental problems with the leased premises;

▪	adverse weather during the construction period of new stores; and

▪	other unanticipated increases in costs or delays.
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
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (“PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA generally requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These inconsistencies could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our products and materially and adversely affect our business, financial condition and results of operations.
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

In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise agreement, we or the franchise owner may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchise owner will receive a successive franchise agreement for an additional term. Such option, however, is contingent on the franchise owner’s execution of the then-current form of franchise agreement (which may include new obligations, as well as increased franchise fees, royalty payments, advertising fees and other fees and costs), the satisfaction of certain conditions (including modernization of the restaurant and related operations) and the payment of a renewal fee. If a franchise owner is unable or unwilling to satisfy any of the foregoing conditions, we may elect not to renew the expiring franchise agreement, in which event the franchise agreement will terminate upon expiration of the term.

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

•
Franchise owners’ participation in our strategy. Our franchise owners are an integral part of our business. We may be unable to successfully implement our growth strategy if our franchise owners do not actively participate in such implementation. From time to time, franchise owners, individually or through an independent franchise owner group, have disagreed with or resisted elements of our strategy, including new product initiatives and investments in their stores such as remodeling and implementing the POS system. Franchise owners may also fail to participate in our marketing initiatives, which could materially and adversely affect their sales trends, average weekly sales (“AWS”) and results of operations. In addition, the failure of our franchise owners to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success. It also may be difficult for us to monitor our international franchise owners’ implementation of our growth strategy due to our lack of personnel in the markets served by such franchise owners.

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

In addition, the nature of the franchisor-franchise owner relationship may give rise to conflict. For example, an independent franchise owner group has expressed a number of concerns and disagreements that the franchise owners it represents has or has had with our Company, including concern over a lack of franchise owner involvement in strategic decision-making, inadequate assistance in increasing and difficulty maintaining franchise store profitability in a higher cost environment, disagreement with marketing initiatives and product launches, and dissatisfaction with costs associated with the new store remodel program and with the implementation of a new POS system. Our senior management team engages with franchise owner leadership to address these concerns and resolve specific issues raised by the franchise owners. Such engagement may not result in a satisfactory resolution of the issues, which, in turn, could materially and adversely affect our ability to grow our franchise system and maintain relationships with our franchise owners, damage our reputation and our brand, and materially and adversely affect our results of operations.
We currently are subject to litigation with a group of our franchise owners as described in Item 3. Legal Proceedings. We also may become subject to additional litigation with franchise owners in the future. Engaging in such litigation may be costly, time-consuming and distracting to management and also may materially and adversely affect our relationships with potential franchise owners and our ability to attract new franchise owners. In addition to these and other claims that may be brought against us by franchise owners, we also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Such litigation may be time consuming, distracting and costly. Any negative outcome of these or any other claims could materially and adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and our brand.

•
Americans with Disabilities Act. Restaurants located in the United States must comply with Title III of the ADA. Although we believe newer restaurants meet the ADA construction standards and, further, that most franchise owners have historically been diligent in the remodeling of older restaurants, a finding of noncompliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of a franchise owner to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.

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
We do not own any of the real property where our Company-owned stores operate. Payments under our operating leases account for a portion of our operating expenses, and we expect to lease the real property where any of the new Company-owned stores we may open in the future will operate. Our leases generally have an initial term of five years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are net leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. We also sublease or assign some of our leases to our franchisees, and will continue to do so in the future, either before or after we have developed a store at the leased location. When we assign or sublease our leases to franchisees, we are in most instances required to retain ultimate liability to the landlord. If an existing or future store is not profitable, resulting in its closure (or, in the case of a lease that we have subleased or assigned to a franchisee, the franchisee defaults on the subleased or assigned lease), we could lose some or all of our development investment as well as be committed to perform our obligations under the applicable lease. This could include, among other things, paying the base rent for the balance of the lease term. We may also be subject to a claim by a franchise owner who defaults on a lease that we knew or should have known that the leased location would be unprofitable.
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
Our success is dependent in part upon our ability to maintain and enhance the value of the Papa Murphy’s brand, consumers’ connection to our brand and positive relationships with our franchise owners. We may, from time to time, be faced with negative publicity relating to food quality, food safety, store facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee and franchise owner relationships, franchise owner litigation or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The risks associated with such negative publicity cannot be completely eliminated or mitigated and may materially and adversely affect our business, financial condition and results of operations and result in damage to our brand. For multi-location food service businesses such as ours, the negative impact of adverse publicity relating to one store or a limited number of stores may extend far beyond the stores or franchise owners involved to affect some or all of our other stores. The risk of negative publicity is particularly great with respect to our franchise stores because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations.
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
Further, some of our marketing campaigns involve emails and opt-in text messages. In the United States, the Telephone Consumer Protection Act imposes obligations and limitations on making phone calls and sending text messages to consumers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with consumers and impair our ability to expand the use of our marketing techniques to more customers. Failure to comply with obligations and restrictions related to text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. We are currently subject to one such lawsuit, which is described in Part I, Item 3, Legal Proceedings.

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
Seasonal factors and the timing of holidays cause our revenues to fluctuate from quarter to quarter. We typically follow family eating patterns at home, with our strongest sales levels occurring in the months of September through May, and our lowest sales levels occurring in the months of June, July and August. Therefore, our revenues per store have typically been higher in the first and fourth quarters and lower in the second and third quarters. Additionally, our new store openings have historically been concentrated in the fourth and first quarters because new franchise owners may seek to benefit from historically stronger sales levels occurring in these periods. We believe that new store openings will continue to be weighted towards the fourth quarter. As a result of these factors, our quarterly and annual results of operations and comparable store sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable store sales for any particular future period may decrease and materially and adversely affect our business, financial condition or results of operations.
Changes in economic conditions, including effects from recession, adverse weather and other unforeseen conditions, could materially and adversely affect our business, financial condition and results of operations.
The restaurant industry depends on consumer discretionary spending. Volatile economic conditions now or in the future may depress consumer confidence and discretionary spending. If the economy fails to fully recover for a prolonged period of time or worsens and if our customers have less discretionary income or reduce the amount they spend on quick service meals, customer traffic could be adversely impacted. We believe that if negative economic conditions persist for a long period of time or become pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. In addition, given our geographic concentrations in the West and Midwest, economic conditions in these particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially and adversely affect our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our stores, and, in more severe cases, cause temporary store closures, sometimes for prolonged periods. If store sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential store closures could result from prolonged negative store sales. There is no assurance that the macroeconomic environment or the regional economies in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.
Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our stores, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. In addition, we do not assure you that our franchise locations will maintain the high levels of internal controls and training we require at our Company-owned stores. Furthermore, our franchise owners and we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single store. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our stores or markets or related to types of food products we sell, if publicized on national media outlets or through social media, could negatively affect our store sales nationwide. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our stores. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material and adverse effect on their operations. The occurrence of a similar incident at one or more of our stores, or negative publicity or public speculation about an incident, could materially and adversely affect our business, financial condition or results of operations.

Changes in food availability and costs could adversely affect our results of operations.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs, particularly the costs of mozzarella cheese and flour. We are party to national supply agreements for core ingredients with certain key third-party suppliers, including Saputo Cheese Inc. and Davisco Foods, for cheese; Pizza Blends, Inc., for flour and dough mix; Neil Jones Foods Company, for tomatoes used in sauce; and several suppliers for meat, pursuant to which we lock in pricing for our franchise owners and Company-owned stores. We rely on Sysco Corporation as the primary distributor of food and other products to our franchise owners and Company-owned stores. Our pricing arrangements with national suppliers typically have terms from three months to a year, after which the pricing may be renegotiated. Each store purchases food supplies directly from our approved distributors and produce locally through an approved produce supplier.
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
Because our products are not cooked, we and our franchise owners currently are able to accept EBT payments, or food stamps, at stores in the United States. Changes in state and federal laws governing where EBT cards may be used and what they may be used for may limit our ability to accept such payments and could significantly reduce sales. Reductions in food stamp benefits occurred in November 2013, and further additional reductions in food stamp benefits are periodically proposed by lawmakers in the U.S. Senate or House of Representatives. The recent reductions and potential future reductions in food stamp benefits may reduce sales, which could materially and adversely affect our business, financial condition and results of operations.
Changes in employment laws may adversely affect our business.
Various federal and state labor laws govern our relationships with our employees and the relationships of our franchise owners with their employees, which may impact our and our franchise owners’ operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, mandatory health benefits, workers’ compensation rates, immigration status, tax reporting and other wage and benefit requirements. A substantial number of employees at our Company-owned and franchise stores are paid at rates related to the U.S. federal minimum wage, and increases in the U.S. federal minimum wage, or higher minimum wage rates imposed by states or municipalities, may increase labor costs. Any such increases in labor costs might result in franchise owners inadequately staffing restaurants. Understaffed restaurants could reduce sales at such restaurants, decrease royalty payments and adversely affect our brands.
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
In what may signal a trend and change in employment law, franchisors are increasingly subject to claims that they are joint employers with their franchisees, and there seems to be support for such claims within the National Labor Relations Board (“NLRB”), based on recent NLRB decisions. This could expose franchisors, including us, to liability for claims by, or based on the acts of, franchisees’ employees. Although we carry insurance policies for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks, a claim not covered by that insurance, or a judgment in excess of our insurance coverage, could materially and adversely affect our business, financial condition and results of operations. Regardless of whether any claims that may be brought against us are valid or whether we are ultimately determined to be liable, our business, financial condition and results of operations could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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
Additionally, while we do not currently have any unionized employees and are not currently subject to any unionization efforts, there is a potential for union organizers to engage in efforts to organize our employees or those of our franchise owners. The recent NLRB joint employer decisions referred to above may also create some possibility that employees of our franchise owners could have the right to collectively bargain directly with us. Potential union representation and collective bargaining agreements may result in increased labor costs that can have an impact on competitiveness, as well as impact our ability to retain well-qualified employees. Labor disputes, as well, may precipitate strikes and picketing that may have an impact on business, including guest patronage. Further, potential changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have a material and adverse effect on our business, financial condition or results of operations by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.

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
We may not see a return on investments we make in our franchise platform. For example, we have invested in a POS system that we continue to implement across our franchise base in order to better manage our business. As part of this investment, in September 2013 we purchased approximately $4.5 million of POS system software licenses, and we are selling these licenses directly to our franchise owners. We may not be able to sell all these licenses to our existing franchise owners on a timely basis. Our failure to capitalize on investments may materially and adversely affect our financial condition.
The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our results of operations and our franchise owners.
In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage for those already insured. We offer and subsidize comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We offer hourly employees who qualify as full-time employees under the PPACA the option of enrolling in our health care coverage during our annual open enrollment period, but the number of such employees electing to so enroll is low. If the number of full-time hourly employees electing to enroll in our health care coverage increases significantly, we may incur substantial additional expense, or, if the benefits we offer do not meet applicable requirements, we may incur penalties. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us, we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements are still being determined, but they may significantly increase our healthcare coverage costs and could materially and adversely affect our business, financial condition or results of operations.
Restaurant companies have been the target of class actions and other litigation alleging, among other things, violations of federal and state law. We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.
We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of restaurant companies have been subject to claims by customers, employees, franchise owners and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability, compliance with advertising laws (including the Telephone Consumer Protection Act) and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. For example, on May 8, 2015, we were named as a defendant in a putative class action lawsuit claiming a violation of the Telephone Consumer Protection Act, which prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitation on making phone calls and sending text messages to consumers. Specific information regarding the lawsuit is included in Part 1, Item 3, Legal Proceedings. An adverse judgment or settlement, related to this or any other litigation claim, that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We carry insurance policies for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks. A judgment in excess of our insurance coverage for any claims could materially and adversely affect our business, financial condition and results of operations. Regardless of whether any claims that may be brought against us are valid or whether we are ultimately determined to be liable, our business, financial condition and results of operations could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.

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
As of December 28, 2015, we had $112.2 million of outstanding indebtedness, including $109.2 million outstanding under our senior secured credit facilities, and $20.0 million of availability under a revolving credit facility. We may, from time to time, incur additional indebtedness.
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
Changes to existing accounting rules or regulations may affect our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they will require lessees to capitalize operating leases in their financial statements in the next few years, and are promulgating rules to effect that change. This change, when implemented, will require us to record significant lease obligations on our consolidated balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially and adversely affect our business, financial condition or results of operations.

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
Section 404 of the Sarbanes-Oxley Act (“Section 404”), requires annual management assessments of the effectiveness of our internal control over financial reporting. Section 404 also generally requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years following our initial public offering.
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
On May 4, 2010, affiliates of Lee Equity Partners, LLC (“Lee Equity”) acquired a majority of the capital stock of PMI Holdings Inc., our predecessor. Lee Equity is a middle-market private equity investment firm managing more than $1 billion of equity capital. Lee Equity invests in a variety of industries including consumer/retail, business services, distribution/logistics, financial services, healthcare services and media. Immediately following the consummation of our initial public offering, Lee Equity and its affiliates owned approximately 41% of our outstanding capital stock, and as of March 1, 2016, owns 26% of our outstanding capital stock. Lee Equity makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Lee Equity may also pursue, for its own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Lee Equity in certain corporate opportunities. Accordingly, the interests of Lee Equity may supersede ours, causing it or its affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions, on the part of Lee Equity and inaction on our part, could have a material adverse effect on our business, financial condition and results of operations. Under a stockholder’s agreement that we entered into with Lee Equity in connection with our initial public offering, for so long as Lee Equity (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate two director nominees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate one director nominee, in each case to serve on the Board of Directors (the “Board”) at any meeting of stockholders at which directors are to be elected to the extent that Lee Equity does not have a director designee then serving on the Board. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that Lee Equity has at least one or two nominee designees, as the case may be. Lee Equity could invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of Lee Equity and the interests of our stockholders, these directors may not be disinterested.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and amended and restated bylaws include provisions that:

▪	authorize our Board to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;

▪	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

▪
specify that special meetings of our stockholders can be called only upon the request of a majority of our Board or, at the request of Lee Equity so long as Lee Equity (or its affiliates) owns at least 10% of the voting power of all outstanding shares of our common stock;

▪	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;

▪	establish that our Board is divided into three classes, with each class serving three-year staggered terms;

▪	prohibit cumulative voting in the election of directors; and

▪	provide that our directors may be removed only for cause by a majority of the remaining members of our Board or the holders of a supermajority of our outstanding shares of capital stock.
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
Lee Equity and its affiliates beneficially own approximately 26% of our outstanding common stock as of March 1, 2016. Under the terms of our amended and restated certificate of incorporation and bylaws, Lee Equity has consent rights with respect to certain significant matters so long as Lee Equity owns 25% or more of the outstanding shares of our common stock, including among others, certain change of control transactions, issuances of equity securities, the incurrence of significant indebtedness, declaration or payments of non-pro rata dividends, significant investments in, or acquisitions or dispositions of assets, adoption of any new equity-based incentive plan, any material increase in the salary of our Chief Executive Officer, certain amendments to our organizational documents, any material change to our business, or any change to the number of directors serving on our Board. So long as Lee Equity owns 10% or more of our issued and outstanding common stock, Lee Equity will be granted access to our customary non-public information and members of our management team and shall have the ability to share our material non-public information with any potential purchaser of us that executes an acceptable confidentiality agreement with us which will include a prohibition on trading on material non-public information. Lee Equity has the right to assign any of its governance and registration rights to its affiliates or to a third-party in connection with the sale by Lee Equity of 10% or more of the issued and outstanding shares of our common stock. Under the terms of a stockholder’s agreement between us and Lee Equity, for so long as Lee Equity (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate two director nominees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate one director nominee, in each case to serve on the Board at any meeting of stockholders at which directors are to be elected to the extent that Lee Equity does not have a director designee then serving on the Board. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that Lee Equity has at least one or two nominee designees, as the case may be. As such, Lee Equity will continue to have substantial influence over us. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of Lee Equity and other stockholders affiliated with Lee Equity but not in the interest of the Company or other stockholders not affiliated with Lee Equity.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our stores are typically located in neighborhood shopping centers and the average store size is approximately 1,400 square feet. As of December 28, 2015, we and our franchise owners operated 1,536 stores with 1,496 of these stores located in 38 states (consisting of 1,369 franchised and 127 Company-owned stores) plus 22 stores in Canada and 18 stores in the Middle East. Our principal executive office is located at 8000 NE Parkway Drive, Suite 350, Vancouver, WA 98662. We lease the property for this principal executive office and our 127 Company-owned stores. Our franchised stores are situated on real property owned by franchise owners or leased directly by franchise owners from third-party landlords.

The map and chart below show the locations of our franchised and Company-owned stores in the United States as of December 28, 2015.

147
14
12
95
101
35
98
13
9
18
35
20
25
56
3
42
24
82
3
176
40
57
21
3
44
20
57
26
18
11
8
3
22
6
107
7
12
26

	FRANCHISED STORES	COMPANY-OWNED STORES	TOTAL
Alabama	22	—	22
Alaska	12	—	12
Arizona	57	—	57
Arkansas	10	1	11
California	176	—	176
Colorado	58	24	82
Florida	16	10	26
Georgia	6	—	6
Idaho	26	9	35
Illinois	24	—	24
Indiana	42	—	42
Iowa	35	—	35
Kansas	40	—	40
Kentucky	20	1	21
Louisiana	7	—	7
Maryland	3	—	3
Michigan	10	8	18
Minnesota	71	24	95
Mississippi	2	1	3
Missouri	57	—	57
Montana	14	—	14
Nebraska	20	—	20
Nevada	25	—	25
New Mexico	12	6	18
North Carolina	20	—	20
North Dakota	12	—	12
Ohio	3	—	3
Oklahoma	26	—	26
Oregon	94	7	101
South Carolina	8	—	8
South Dakota	13	—	13
Texas	101	6	107
Tennessee	32	12	44
Utah	56	—	56
Virginia	3	—	3
Washington	131	16	147
Wisconsin	96	2	98
Wyoming	9	—	9
Total	1,369	127	1,496
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
In October 2014, we engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, we have now reached resolution with twelve of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending.
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
We are also currently named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 8, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges we failed to comply with the requirements of the Telephone Consumer Protection Act (TCPA) when we sent SMS text messages to consumers. The plaintiff in the lawsuit asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. We believe the plaintiff’s interpretation of the applicable law is incorrect and we will continue to vigorously defend ourselves in the lawsuit, but provide no assurance that we will be successful. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has traded on the NASDAQ Global Select Market under the symbol FRSH since it began trading on May 2, 2014. Our initial public offering was priced at $11.00 per share on May 1, 2014. The following table sets forth, for the periods indicated, the highest and lowest intraday sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2014
Second quarter (May 2, 2014 - June 30, 2014)	$12.10	$8.32
Third quarter (July 1, 2014 - September 29, 2014)	$11.09	$8.08
Fourth quarter (September 30, 2014 - December 29, 2014)	$11.92	$8.68

Fiscal Year 2015
First quarter (December 30, 2014 - March 30, 2015)	$20.00	$10.60
Second quarter (March 31, 2015 - June 29, 2015)	$22.72	$16.05
Third quarter (June 30, 2015 - September 28, 2015)	$21.66	$12.53
Fourth quarter (September 29, 2015 - December 28, 2015)	$15.19	$10.41
On March 1, 2016, we had approximately 36 stockholders of record of our common stock. These figures do not include beneficial owners who hold shares in nominee name.
During the fourth quarter ended December 28, 2015, the Company did not repurchase any shares.

Dividends
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

Performance Graph
The following graph demonstrates a comparison of cumulative total returns for Papa Murphy’s common stock, the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, and the Standard & Poor’s 400 Restaurants Index over the period from May 1, 2014, (using the price of which our shares of common stock were initially sold to the public) to December 28, 2015. The comparison assumes $100 was invested in Papa Murphy’s common stock on May 1, 2014, and in each of the aforementioned indices. Cumulative total returns for each of the indices assumes that all dividends were reinvested on the day of issuance.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Item 6. Selected Financial Data
We derived the selected consolidated statements of operations and cash flows data for fiscal years 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 28, 2015, and December 29, 2014, from our audited consolidated financial statements and related notes thereto included in Financial Statements and Supplementary Data. We derived the selected consolidated statements of operations and cash flows data for fiscal years 2012 and 2011 and the selected consolidated balance sheet data as of December 30, 2013, December 31, 2012, and January 2, 2012, from our audited consolidated financial statements and related notes thereto not included in this report.
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

	FISCAL YEAR
(in thousands, except share and per share data)	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Revenues
Franchise royalties	$40,243	$39,305	$36,897	$35,113	$33,687
Franchise and development fees	4,222	4,531	4,330	2,826	2,398
Company-owned store sales	74,300	50,598	39,148	28,813	15,619
Lease and other	1,444	2,965	120	164	218
Total revenues	120,209	97,399	80,495	66,916	51,922
Costs and Expenses
Store operating costs:
Cost of food and packaging	26,603	19,686	14,700	10,741	6,088
Compensation and benefits	19,858	12,673	10,687	8,160	4,710
Advertising	7,888	5,041	3,820	2,711	1,514
Occupancy	4,750	2,873	2,365	1,980	1,102
Other store operating costs	7,517	4,434	3,988	2,961	1,722
Selling, general and administrative	28,207	29,263	24,180	21,225	20,833
Depreciation and amortization	10,002	8,052	6,973	6,187	5,798
(Gain) loss on disposal or impairment of property and equipment	(251)	72	847	193	263
Total costs and expenses	104,574	82,094	67,560	54,158	42,030
Operating Income	15,635	15,305	12,935	12,758	9,892
Interest expense, net	4,523	8,025	10,429	10,368	10,227
Loss on early retirement of debt	—	4,619	4,029	5,138	—
Loss on impairment of investments	4,500	—	—	—	—
Other expense, net	133	178	44	248	41
Income (Loss) Before Income Taxes	6,479	2,483	(1,567)	(2,996)	(376)
Provision for income taxes	2,068	1,235	1,024	(882)	230
Net Income (Loss)	4,411	1,248	(2,591)	(2,114)	(606)
Net loss attributable to noncontrolling interests	500	—	19	—	—
Net Income (Loss) Attributable to Papa Murphy’s	$4,911	$1,248	$(2,572)	$(2,114)	$(606)

Earnings (loss) per common share:
Basic (1)	$0.29	$(0.07)	$(2.34)	$(2.33)	$(2.00)
Diluted (1)	0.29	(0.07)	(2.34)	(2.33)	(2.00)
Weighted average common stock outstanding:
Basic	16,653,127	12,101,236	3,847,861	3,673,185	3,600,976
Diluted	16,870,693	12,101,236	3,847,861	3,673,185	3,600,976

Consolidated Statement of Cash Flows:
Cash flows from operating activities	$23,743	$15,509	$9,874	$9,356	$11,804
Cash flows from investing activities	(19,554)	(9,527)	(15,249)	(5,904)	(16,062)
Cash flows from financing activities	(2,378)	(4,631)	6,613	(5,864)	(2,563)

	AS OF
(in thousands)	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012	January 2, 2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,867	$5,056	$3,705	$2,428	$4,839
Total current assets	18,896	14,991	14,521	6,663	8,394
Total assets	275,471	264,127	258,712	241,277	243,567
Total current liabilities	24,149	18,558	17,965	12,568	11,471
Total debt (2)	112,200	115,000	170,000	125,280	90,226
Total Papa Murphy's Holdings, Inc. shareholders’ equity	97,656	91,298	33,925	63,930	100,208
Net working capital (3)	(5,253)	(3,567)	(3,444)	(5,905)	(3,077)

(in thousands, except selected operating data, unless otherwise noted)	FISCAL YEAR
	2015	2014	2013	2012	2011
Other Financial Data:
Capital expenditures (4)	10,430	4,067	3,037	1,343	2,193
Selected Operating Data:
Number of stores at end of period
Domestic franchised	1,369	1,342	1,327	1,270	1,232
Domestic Company-owned	127	91	69	59	51
International	40	28	22	18	18
Total	1,536	1,461	1,418	1,347	1,301

Number of comparable stores at end of period (5)
Domestic franchised	1,279	1,247	1,226	1,194	1,164
Domestic Company-owned	110	88	68	57	50
International	28	20	17	15	16
Total	1,417	1,355	1,311	1,266	1,230
AWS per store (whole dollars) (6)	$11,651	$11,480	$11,099	$10,923	$10,640
Comparable store sales growth (7)	1.9%	4.5%	2.8%	2.9%	5.7%
System-wide sales (8)	$892,249	$849,682	$785,630	$739,091	$701,770
System-wide sales growth (9)	5.0%	8.2%	6.3%	5.3%	7.4%

(1)
Basic and Diluted EPS is a loss for 2014 as a result of cumulative dividends to preferred stockholders prior to our IPO. More information can be found in Financial Statements and Supplementary Data in Note 16 — Earnings per Share (EPS) of the accompanying Notes to Consolidated Financial Statements.

(2)	Represents total outstanding indebtedness, including current portion and excluding unamortized, deferred financing costs.

(3)	Represents total current assets less total current liabilities.

(4)	Represents long-lived asset capital expenditures related to the acquisition of property and equipment and excludes expenditures relating to acquisitions of businesses.

(5)	A comparable store is a store that has been open for at least 52 weeks from the comparable date, which is the Tuesday following the opening date.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Financial Data and Financial Statements and Supplementary Data and the related Notes to Consolidated Financial Statements. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2015, 2014 and 2013 were 52-week periods ended on December 28, 2015, December 29, 2014 and December 30, 2013, respectively.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, operating margins, capital expenditures and working capital needs, business strategies and priorities, resolution of litigation and claims, expansion and growth opportunities, economies of scale achieved by growth, accretion to earnings from acquisitions, expected implementation of POS system, seasonal fluctuations, exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
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

Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States and the fifth largest pizza chain overall. We operate through a footprint of 1,536 stores, of which 91.7% are franchised, located in 38 states plus Canada and the Middle East.
We have been rated the #1 pizza chain in the United States by multiple third-party consumer studies. For example, in 2016 we were rated the #1 Pizza chain and one of the Top 5 brands overall in Technomic's Chain Restaurant Consumers' Choice Awards, including the top spots in Value and Convenience. We were also rated the #1 pizza chain overall by Nation’s Restaurant News Consumer Picks each year from 2011 to 2015. When compared to broader restaurant chain competition, we were also recognized by Technomic in 2015, 2014 and 2013 as the #1 chain overall among all restaurants and all food categories and by Nation’s Restaurant News in 2013 and 2012 as one of the Top 5 Overall limited service restaurant chains across all food categories.

Our financial results are driven largely by system-wide sales at our franchised and Company-owned stores. System-wide sales are driven by comparable store sales growth and store counts, which translate into royalty payments from franchise owners, as well as Company-owned store revenues. We consistently strive to increase both comparable store sales and our store counts. Total revenues can also be impacted by acquisitions of franchised stores by our Domestic Company Stores segment or the refranchising of Company-owned stores.
The Take ‘N’ Bake model offers operating advantages that differentiate us from other restaurant concepts. Our domestic stores (i) do not require ovens, freezers or other expensive equipment because our customers bake their customized pizzas at home; (ii) do not offer delivery, reducing operational complexity for franchise owners and their employees; (iii) maintain shorter operating hours (typically 11:00 a.m. to 9:00 p.m.) that are attractive to franchise owners and their employees; (iv) require fewer employees during each shift compared to other restaurant concepts, resulting in lower labor costs; and (v) do not have dining areas, resulting in lower occupancy and operating costs.
The relatively small initial investments and operating costs required to own and operate a Papa Murphy's store creates the opportunity for higher margins and attractive returns. We believe the low cost structure, simple operations, a strong brand message supported by high levels of advertising spending and high-quality menu offerings drive attractive store-level economics, which, in turn, drives demand for new stores.

2015 Highlights
Revenue Growth
Total revenues grew 23.4% from $97 million in 2014 to $120 million in 2015 due primarily to the strategic acquisition of some franchised stores and the opening of new Company-owned stores. System-wide sales increased 5.0% from $850 million in 2014 to $892 million in 2015 as a result of 75 net new stores added during the year and comparable store sales growth. Comparable store sales growth in 2015 compared to 2014 and 2013 for selected segments was as follows:

	Fiscal Year
	2015	2014	2013
Domestic Franchise	1.9%	4.3%	2.8%
Domestic Company Stores	1.8%	8.1%	4.2%
Total domestic stores	1.9%	4.5%	2.8%
Comparable store sales growth primarily resulted from an increased average check due to targeted price increases and the launch of our Gourmet Delite product category in the fourth quarter of 2014. As of the end of 2015, we had achieved positive comparable store sales growth in 42 of the last 48 quarters.
Store Development
During 2015, we and our franchise owners opened 111 stores, including 99 in the United States. While we plan to strategically expand our Company-owned store base in select markets, we may also refranchise selected Company-owned stores over time as opportunities arise. We expect the majority of our new store expansion will continue to result from new franchised store openings.
Acquisitions
On March 9, 2015, we acquired six Papa Murphy’s stores in the Seattle, Washington area for approximately $4.1 million. The six stores acquired were from a single franchise owner and increased our Company-owned store count to 12 units in the Seattle market. This transaction was accretive to annual earnings per share by about $0.02 and contributed approximately $630,000 of incremental EBITDA (as defined below) in 2015, net of foregone royalties.
We also acquired 17 additional Papa Murphy’s stores during 2015 in seven different markets. Eight stores were acquired in the Knoxville, Tennessee, market, three additional stores in the Seattle, Washington, market, two stores in the Dallas, Texas, market, and one store each in the Boise, Idaho; Portland, Oregon; Colorado Springs, Colorado; and Santa Fe, New Mexico markets. These transactions are not expected to affect earnings in the near-term.

Technology Investments
Our POS system is an important technology platform for our future growth. POS systems will enable direct, digital marketing and mobile coupon capabilities. We have rolled out POS system terminals to 1,211 stores as of December 28, 2015.
We continue to roll out an integrated online ordering platform coupled with the latest version of our POS system software, which had been implemented in 949 stores as of December 28, 2015. An additional 15 stores were still on our original, non-integrated online ordering platform as of December 28, 2015, pending conversion.

Our Segments
We operate in three business segments: Domestic Franchise, Domestic Company Stores and International. Our Domestic Franchise segment consists of our domestic franchised stores, which represent the majority of our system-wide stores. Our Domestic Company Stores segment consists of our Company-owned stores in the United States. Our International segment consists of our stores outside of the United States, all of which are franchised. The following table presents our Revenues, Operating Income and Depreciation and amortization for each of our segments for the periods presented:

	Fiscal Year
(in thousands)	2015	2014	2013
Revenues
Domestic Franchise	$45,579	$46,233	$40,450
Domestic Company Stores	74,300	50,598	39,148
International	330	568	897
Total	$120,209	$97,399	$80,495
Segment Operating Income (Loss)
Domestic Franchise	$20,750	$21,939	$20,540
Domestic Company Stores	1,359	1,307	(408)
International	238	20	(24)
Corporate and unallocated	(6,712)	(7,961)	(7,173)
Total	$15,635	$15,305	$12,935
Depreciation and amortization
Domestic Franchise	$5,392	$5,046	$4,753
Domestic Company Stores	4,579	2,975	2,193
International	31	31	27
Total	$10,002	$8,052	$6,973

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a summary and description of our key operating metrics.

	2015	2014	2013
Domestic store average weekly sales (AWS)	$11,651	$11,480	$11,099
Domestic comparable store sales growth	1.9%	4.5%	2.8%
Domestic comparable stores	1,389	1,335	1,294
System-wide sales (in thousands)	$892,249	$849,682	$785,630
Number of system-wide stores at period end	1,536	1,461	1,418
Adjusted EBITDA (in thousands)	$28,118	$27,678	$24,440

Average Weekly Sales (AWS)
AWS consists of the average weekly sales of domestic franchised and Company-owned stores over a specified period of time. AWS is calculated by dividing the total net sales of our domestic system-wide stores for the relevant time period by the number of weeks these stores were open in such time period. This measure allows management to assess changes in customer traffic and spending patterns in our domestic stores.
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
The following table presents the changes in the number of stores in our system for the fiscal years 2015, 2014 and 2013.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total
Store count at December 31, 2012	59	1,270	1,329	18	1,347
Openings	1	93	94	5	99
Closings	(1)	(26)	(27)	(1)	(28)
Net transfers	10	(10)	—	—	—
Store count at December 30, 2013	69	1,327	1,396	22	1,418
Openings	2	85	87	8	95
Closings	(1)	(49)	(50)	(2)	(52)
Net transfers	21	(21)	—	—	—
Store count at December 29, 2014	91	1,342	1,433	28	1,461
Openings	18	81	99	12	111
Closings	(1)	(35)	(36)	—	(36)
Net transfers	19	(19)	—	—	—
Store count at December 28, 2015	127	1,369	1,496	40	1,536
Starting in 2015, openings in the Domestic Company Stores segment included stores built under our pre-sale development program. During 2015, four Company-owned stores opened under this program. As of December 28, 2015, two of these stores had been sold to franchisees and two were classified as Assets held for sale.
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
Adjusted EBITDA eliminates the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income (loss), as determined by GAAP. Our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
Adjusted EBITDA is a non-GAAP financial measure. Management believes that Adjusted EBITDA, when viewed with our results of operations in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income (loss), provides additional information to investors about certain material non-cash items and unusual items. We provide this non-GAAP financial measure to enhance investors’ understanding of our business and our results of operations, and to assist investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.
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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year
(in thousands)	2015	2014	2013
Net Income (Loss)	$4,411	$1,248	$(2,591)
Net loss attributable to noncontrolling interests	500	—	19
Net Income (Loss) Attributable to Papa Murphy’s	4,911	1,248	(2,572)
Depreciation and amortization	10,002	8,052	6,973
Income tax provision	2,068	1,235	1,024
Interest expense, net	4,523	8,025	10,429
EBITDA	21,504	18,560	15,854
(Gain) loss on disposal or impairment of property and equipment (1)	(251)	72	847
Expenses not indicative of future operations:
Secondary offering and IPO preparation costs (2)	345	622	1,880
Loss on Project Pie impairment and disposal (3)	4,325	—	—
Management fees and related expenses (4)	—	1,678	586
Transaction costs (5)	65	78	402
New store pre-opening expenses (6)	696	32	19
Non-cash expenses and non-income based state taxes (7)	1,434	2,017	909
Loss on settlement of liabilities (8)	—	4,619	3,943
Adjusted EBITDA	$28,118	$27,678	$24,440

(1)	Represents non-cash losses resulting from disposal or impairment of property and equipment, including divested Company stores.

(2)
Represents costs related to the secondary offering of the Company's common stock, non-recurring advisory expenses in connection with our IPO and non-recurring management transition and restructuring costs, consisting of severance, recruitment, relocation and other costs in connection with recruiting a new chief financial officer and strategic restructuring activities.

(3)	Represents a $4 million loss recognized upon impairment of Project Pie, a cost-method investment, and its subsequent disposal, and the write-off as bad debt receivables totaling $325,000.

(4)
Represents the elimination of management fees and related costs paid to Lee Equity for advisory services provided pursuant to an advisory services and monitoring agreement and the termination fee incurred with the IPO. More information can be found in Financial Statements and Supplementary Data in Note 19 — Related Party Transactions of the accompanying Notes to Consolidated Financial Statements.

(5)	Represents transaction costs relating to the acquisition of multiple franchised stores and the investments in and divestment of Project Pie.

(6)
Represents expenses directly associated with the opening of new stores and incurred primarily in advance of the store opening, including wages, benefits and travel for training of opening teams, grand opening marketing costs and other store operating costs.

(7)
Represents (i) non-cash expenses related to equity-based compensation; (ii) non-cash expenses related to the difference between GAAP and cash rent expense; (iii) non-cash expenses related to the fair valuation of certain common stock and Series A Preferred Stock subject to put options; (iv) non-cash gains from settlement of asset retirement obligations; and (v) state revenue taxes levied in lieu of an income tax.

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

Results of Operations
The following table presents our results of operations in dollars and as a percentage of total revenues for the fiscal years 2015, 2014 and 2013.

	Fiscal Year
	2015		2014		2013
(in thousands)	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES
Revenues
Franchise royalties	$40,243	33.5%	$39,305	40.4%	$36,897	45.8%
Franchise and development fees	4,222	3.5%	4,531	4.7%	4,330	5.4%
Company-owned store sales	74,300	61.8%	50,598	51.9%	39,148	48.6%
Lease and other (1)	1,444	1.2%	2,965	3.0%	120	0.2%
Total revenues (1)	120,209	100.0%	97,399	100.0%	80,495	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (2)	26,603	22.0%	19,686	20.2%	14,700	18.3%
Compensation and benefits (2)	19,858	16.5%	12,673	13.0%	10,687	13.3%
Advertising (2)	7,888	6.6%	5,041	5.2%	3,820	4.7%
Occupancy (2)	4,750	4.0%	2,873	2.9%	2,365	2.9%
Other store operating costs (2)	7,517	6.3%	4,434	4.6%	3,988	5.0%
Selling, general, and administrative (1)	28,207	23.5%	29,263	30.0%	24,180	30.0%
Depreciation and amortization	10,002	8.3%	8,052	8.3%	6,973	8.7%
(Gain) loss on disposal or impairment of property and equipment	(251)	(0.2)%	72	0.1%	847	1.0%
Total costs and expenses	104,574	87.0%	82,094	84.3%	67,560	83.9%
Operating Income (1)	15,635	13.0%	15,305	15.7%	12,935	16.1%
Interest expense, net	4,523	3.8%	8,025	8.3%	10,429	13.0%
Loss on early retirement of debt	—	—%	4,619	4.7%	4,029	5.0%
Loss on impairment of investments	4,500	3.7%	—	—%	—	—%
Other expense, net	133	0.1%	178	0.2%	44	—%
Income (Loss) Before Income Taxes	6,479	5.4%	2,483	2.5%	(1,567)	(1.9)%
Provision for income taxes	2,068	1.7%	1,235	1.3%	1,024	1.3%
Net Income (Loss)	$4,411	3.7%	$1,248	1.3%	(2,591)	(3.2)%
Net loss attributable to noncontrolling interests	500	0.4%	—	0.0%	19	—%
Net Income (Loss) Attributable to Papa Murphy’s	$4,911	4.1%	$1,248	1.3%	$(2,572)	(3.2)%

(1)
During 2015, we incurred $1.0 million in expense related to POS system software licenses resold to franchise owners at cost. The revenue and expense from these transactions are included in Lease and other and Selling, general and administrative expense, respectively. We originally acquired $4.5 million in POS system software licenses in 2013 in a lump sum purchase to obtain more favorable pricing and expedite the roll-out of the POS system. Excluding the revenues and expenses related to the resale of the POS system software licenses at cost, total non-GAAP revenues for 2015 would be $119.3 million and Selling, general and administrative costs would be $27.3 million, or 22.9% of non-GAAP revenues. Excluding these revenues and costs, Operating Income for 2015 would be $15.6 million, or 13.1% of non-GAAP revenues.

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

(2)	Please see the table presented in Costs and Expenses below, which presents Company store expenses as a percentage of Company store revenue for 2015, 2014 and 2013.
Revenues
Total revenues. The following table presents Total revenues for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Total revenues	$120,209	23.4%	$97,399	21.0%	$80,495

Total revenues grew due to the acquisition of some franchised stores by our Domestic Company Stores segment, store count increases, and domestic comparable store sales growth of 1.9% and 4.5% in 2015 and 2014, respectively, offset by a $1.8 million decrease in revenues from the resale of POS system licenses sold to franchise owners at cost.
Franchise royalties. The following table presents Franchise royalties for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Franchise royalties	$40,243	2.4%	$39,305	6.5%	$36,897
Percentage of total revenues	33.5%		40.4%		45.8%
Franchise royalties increased in 2015 due primarily to Domestic Franchise store counts increasing from 1,342 on December 29, 2014 to 1,369 on December 28, 2015 and Domestic Franchise comparable store sales growth of 1.9%.
Franchise royalties increased in 2014 due primarily to Domestic Franchise store counts increasing from 1,327 on December 30, 2013 to 1,342 on December 29, 2014, and Domestic Franchise comparable store sales growth of 4.3%.
The decreases in Franchise royalties as a percentage of Total revenues were the result of Company-owned store sales increases of 46.8% and 29.2% in 2015 and 2014, respectively.
Franchise and development fees. The following table presents Franchise and development fees for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Franchise and development fees	$4,222	(6.8)%	$4,531	4.6%	$4,330
Percentage of total revenues	3.5%		4.7%		5.4%
Franchise and development fees decreased in 2015 due to fewer successive fees as 40 fewer franchise agreements came up for renewal in 2015 compared to 2014. For 2014, Franchise and development fees increased due primarily to additional successive fees, transfer fees and initial fee forfeitures, partially offset by reduced International development fees and the opening of 5 fewer franchised stores than in 2013.
Company-owned store sales. The following table presents Company-owned store sales for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Company-owned store sales	$74,300	46.8%	$50,598	29.2%	$39,148
Percentage of total revenues	61.8%		51.9%		48.6%
Company-owned store sales increased in 2015 due to the acquisition of 23 stores from franchise owners, the opening of 18 new Company-owned stores and comparable store sales growth of 1.8% in the Domestic Company Stores segment.
For 2014, Company-owned store sales increased due to the acquisition of 22 stores from franchise owners, the opening of two new Company-owned stores and comparable store sales growth of 8.1% in the Domestic Company Stores segment, which was partially offset by the divestiture of 9 stores in the fourth quarter of 2013.
Lease and other The following table presents Lease and other revenue for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Lease and other revenue	$1,444	(51.3)%	$2,965	N/M	$120
Percentage of total revenues	1.2%		3.0%		0.2%
N/M = Not Meaningful
Lease and other revenue is primarily driven by the resale of POS system software licenses to franchise owners at cost. An equal and offsetting cost related to the resale of the POS system software licenses is included in Selling, general and administrative expenses as discussed below. Revenue from POS system software licenses was $1.0 million and $2.7 million in 2015 and 2014, respectively.

Costs and Expenses
Total costs and expenses. The following table presents Total costs and expenses for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Total costs and expenses	$104,574	27.4%	$82,094	21.5%	$67,560
Percentage of total revenues	87.0%		84.3%		83.9%
Total costs and expenses increased in both 2015 and 2014 primarily as the result of store acquisitions from franchise owners during each of those years. Additionally, Total costs and expenses increased in 2014 due to $2.7 million in POS system software licenses we sold to franchise owners at cost, which decreased to $1.0 million in 2015. In 2015, Total costs and expenses also increased due to the advertising fund deficit spending discussed below, while 2014 benefited from a recovery of the advertising fund deficit spending from 2013. Finally, Total costs and expenses in 2014 also included fees associated with the termination of our advisory and monitoring agreement with Lee Equity .
Store operating costs. The following table presents Store operating costs for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Store operating costs	$66,616	49.0%	$44,707	25.7%	$35,560
Percentage of total revenues	55.4%		45.9%		44.2%
Store operating costs increased in both 2015 and 2014 primarily as a result of the acquisition of stores from franchise owners during each of those periods. Increases in the price of cheese and other food costs also increased Store operating costs in 2014.
The following table presents Store operating costs as a percentage of Company-owned store sales for 2015, 2014 and 2013:

	Fiscal Year
	2015	2014	2013
As a % of Company-owned store sales:
Cost of food and packaging	35.8%	38.9%	37.5%
Compensation and benefits	26.7%	25.0%	27.3%
Advertising	10.6%	10.0%	9.8%
Occupancy	6.4%	5.7%	6.0%
Other store operating costs	10.2%	8.8%	10.2%
Total store operating costs	89.7%	88.4%	90.8%
Total store operating costs. Total store operating costs as a percentage of Company-owned store sales increased 130 basis points in 2015 compared to 2014 due primarily to the effect of store portfolio changes as we increased our company-owned store ownership in less developed markets. For 2014, total store operating costs as a percentage of Company-owned store sales decreased 240 basis points compared to 2013 due primarily to lower costs in Compensation and benefits, Occupancy and Other store operating costs as we improved our expense leverage by increasing individual store sales and adding to our total Company-owned store portfolio. These savings were partially offset by increases in Cost of food and packaging, which were driven by increases in the prices of certain commodities, primarily cheese and meats.

▪
Effect of store portfolio changes. We acquired 23 stores in 2015 and 22 stores in 2014. We also refranchised four stores in 2015 (two of which were constructed in 2015 and built for sale as part of our pre-sale development initiative) and refranchised one store in 2014. All 18 of the new stores built in 2015 and 13 of the stores acquired in 2015 had average unit volumes lower than the stores we owned in 2014, resulting in an overall Furthermore, the increase in our Company-owned store portfolio provides the ability to better leverage Other store operating costs which tend to be fixed in nature.

▪
Cost of food and packaging. Fluctuations in cheese prices affected our Cost of food and packaging as a percentage of Company-owned store sales. Our average cheese price in 2015 decreased 18% compared to 2014 and the average cheese price in 2014 increased 16% over 2013.

▪
Advertising. The increase in Advertising as a percentage of Company-owned store sales in 2015 compared to 2014 was driven by the de-leveraging impact of advertising spend in stores with lower sales volume. Advertising as a percentage of Company-owned store sales increased for 2014 compared to 2013 primarily due to the costs of marketing kits for the new Gourmet Delite product launch and other special product promotions.

Selling, general and administrative. The following table presents Selling, general and administrative costs for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Selling, general and administrative	$28,207	(3.6)%	$29,263	21.0%	$24,180
Percentage of total revenues	23.5%		30.0%		30.0%
Selling, general and administrative costs decreased in 2015 compared to 2014 due to the elimination of fees paid to Lee Equity in 2015 under the advisory services and monitoring agreement terminated at the IPO and lower POS system software licenses resold to franchise owners at cost, offset by increased marketing costs recognized due to deficit spending in the marketing fund in 2015 compared to a recovery of a deficit in 2014. Selling, general and administrative costs increased in 2014 compared to 2013 primarily due to costs incurred in preparation for the IPO and the costs of POS system software licenses resold to franchise owners at cost offset by the recovery of the marketing fund deficit from 2013.
As a percentage of Total revenues, Selling, general and administrative costs decreased 650 basis points in 2015 compared to 2014 as the previously mentioned costs were offset by efficiencies gained by leveraging our infrastructure to grow costs at a slower rate than revenues.
Excluding the costs incurred in preparation for the IPO and the revenues and expenses related to the resale of POS system software licenses at cost, Selling, general and administrative costs as a percent of Total revenues would have been 22.9% in 2015, 26.0% in 2014, and 28.6% in 2013.
Depreciation and amortization. The following table presents Depreciation and amortization for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Depreciation and amortization	$10,002	24.2%	$8,052	15.5%	$6,973
Percentage of total revenues	8.3%		8.3%		8.7%
Depreciation and amortization increased in both 2015 and 2014 primarily due to an increase in the number of Company-owned stores and increased capital expenditures on property and equipment for business technology projects. As a percentage of Total revenues, Depreciation and amortization remained constant in 2015 and declined in 2014 as the growth in Total revenues from the acquisition of franchised stores outpaced the incremental Depreciation and amortization associated with the acquired stores. A substantial portion of the acquisition price of acquired stores was attributable to goodwill, which is not amortized.
(Gain) loss on disposal or impairment of property and equipment. The following table presents the (Gain) loss on disposal or impairment of property and equipment for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
(Gain) loss on disposal or impairment of property and equipment	$(251)	N/M	$72	(91.5)%	$847
Percentage of total revenues	(0.2)%		0.1%		1.0%
N/M = Not Meaningful
The gain recorded in 2015 primarily resulted from the sale of Company-owned stores. The loss recorded in 2013 primarily resulted from an asset impairment charge of $0.6 million related to the classification of assets held for sale and performance at certain of our stores in the Domestic Company Store segment.
Interest expense, net. The following table presents Interest expense, net for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Interest expense, net	$4,523	(43.6)%	$8,025	(23.1)%	$10,429
Percentage of total revenues	3.8%		8.3%		13.0%

Interest expense, net decreased in both 2015 and 2014 as a result of a reduction in outstanding debt through the application of net proceeds from the IPO in May 2014 and interest rate reductions achieved concurrently with the IPO and an August 2014 refinancing. Additional information on the August 2014 refinancing can be found under Financial Statements and Supplementary Data in Note 10 — Financing Arrangements of the accompanying Notes to Consolidated Financial Statements.
Loss on early retirement of debt. The following table presents the Loss on early retirement of debt for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Loss on early retirement of debt	$—	N/M	$4,619	14.6%	$4,029
Percentage of total revenues	—%		4.7%		5.0%
N/M = Not Meaningful
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
A recapitalization in October 2013 met the definition of a partial debt extinguishment for accounting purposes and resulted in a write-off of $2.9 million of existing deferred financing costs, $0.4 million in additional expenses, and a prepayment penalty of $0.7 million. Additional information on this transaction can be found under Financial Statements and Supplementary Data in Note 10 — Financing Arrangements of the accompanying Notes to Consolidated Financial Statements.
Income Taxes. The following table presents income taxes for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Provision for income taxes	$2,068	67.4%	$1,235	20.6%	$1,024
Percentage of total revenues	1.7%		1.3%		1.3%
Effective tax rate	31.9%		49.7%		N/M
N/M = Not Meaningful
Provision for income taxes increased in 2015 due to a change in Income (Loss) Before Income Taxes offset by a decline in the effective tax rate. The effective tax rate for 2015 was lower due to a benefit from the revaluation of our deferred taxes based on a decline in our blended state tax rate. For 2014, our Provision for income taxes increased slightly, primarily due to a change in Income (Loss) Before Income Taxes.
Segment Results
Domestic Franchise. The following table presents Domestic Franchise Total revenues and Operating Income for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Total revenues	45,579	(1.4)%	46,233	14.3%	40,450
Percentage of total revenues	37.9%		47.5%		50.3%
Operating Income	20,750	(5.4)%	21,939	6.8%	20,540
Total revenues for the Domestic Franchise segment decreased in 2015 due primarily to a reduction in the resale of POS system software licenses from $2.7 million in 2014 to $1.0 million in 2015, partially offset by the net addition of 27 domestic franchised stores over the comparable period and segment comparable store sales growth of 1.9%. Total revenues for the Domestic Franchise segment increased in 2014 due primarily to revenue related to the resale of POS system software licenses of $2.7 million, the net addition of 15 domestic franchised stores over the comparable period and segment comparable store sales growth of 4.3%.
Operating Income for the Domestic Franchise segment decreased in 2015 due primarily to increased marketing costs as advertising fund expenditures exceeded contributions. For 2014, Operating Income for the Domestic Franchise segment increased due to an increase in Total revenues partially offset by an increase in Selling, general and administrative costs.

Domestic Company Stores. The following table presents Domestic Company Stores Total revenues and Operating Income (Loss) for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Total revenues	$74,300	46.8%	$50,598	29.2%	$39,148
Percentage of total revenues	61.8%		51.9%		48.6%
Operating Income (Loss)	1,359	4.0%	1,307	N/M	(408)
N/M = Not Meaningful
Total revenues for the Domestic Company Stores segment increased in 2015 as a result of the acquisition of 23 stores from franchise owners, the opening of 18 new Company-owned stores and segment comparable store sales growth of 1.8%, partially offset by the effects of the closure of one store. For 2014, Total revenues for the Domestic Company Stores segment increased due primarily to the acquisition of 22 stores from franchise owners, the opening of two new Company-owned stores and segment comparable store sales growth of 8.1%, partially offset by the effects of the divestiture of 10 stores in the fourth quarter of 2013.
Operating Income (Loss) for the Domestic Company Stores segment increased in 2015 as a result of comparable store sales growth of 1.8%, partially offset by an increase in depreciation and amortization related to Company-owned stores portfolio changes and decreased operating margins. For 2014, Operating Income (Loss) for the Domestic Company Stores segment increased due to comparable store sales growth of 8.1% and increased operating margins, partially offset by an increase in depreciation and amortization related to Company-owned stores portfolio changes.
International. The following table presents International Total revenues and Operating Income (Loss) for 2015, 2014 and 2013:

(in thousands)	2015	Change	2014	Change	2013
Total revenues	$330	(41.9)%	$568	(36.7)%	$897
Percentage of total revenues	0.3%		0.6%		1.1%
Operating Income (Loss)	238	N/M	20	N/M	(24)
N/M = Not Meaningful
Total revenues for the International segment for 2015 decreased compared to 2014 largely as a result of the recognition of $0.2 million less in development fees related to our expansion in the Middle East. Total revenues for the International segment for 2014 decreased compared to 2013 largely as a result of the recognition of $0.5 million less in development fees related to our expansion in the Middle East.
Operating Income (Loss) for the International segment for 2015 increased primarily due to a reduction in Selling, general and administrative costs, partially offset by decreased revenues of $0.2 million. Operating Income (Loss) for the International segment for 2014 increased due to a reduction in bad debt expenses of $0.4 million, partially offset by decreased revenues of $0.3 million.

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
As of December 28, 2015, we had Cash and cash equivalents of $6.9 million and $20.0 million of available borrowings under a revolving credit facility, of which none was drawn. As of December 28, 2015, we had $112.2 million of outstanding indebtedness. Principal payments of $0.7 million are due quarterly and increase to $1.4 million quarterly beginning on September 26, 2016. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of December 28, 2015, we were in compliance with all of our covenants and other obligations under our senior secured credit facility.

Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Twelve Months Ended
(in thousands)	2015	2014	2013
Cash flows from operating activities	$23,743	$15,509	$9,874
Cash flows from investing activities	(19,554)	(9,527)	(15,249)
Cash flows from financing activities	(2,378)	(4,631)	6,613
Effect of exchange rate fluctuations on cash	—	—	39
Total cash flows	$1,811	$1,351	$1,277
Cash Flows from Operating Activities
The $8.2 million increase over 2014 in cash from operating activities was primarily due to a $3.8 million reduction in interest paid and a $4.3 million decrease in net operating assets. Net cash from operating activities increased by $5.6 million in 2014 compared to 2013 primarily due to an increase in net income of $3.8 million and a $1.9 million increase in non-cash expenses.
Cash Flows from Investing Activities
In 2015, net cash from investing activities increased by $10.0 million primarily due to a $6.4 million increase in capital spending and a $5.1 million increase in cash paid for store acquisitions. In 2014, net cash from investing activities decreased by $5.7 million over 2013 primarily due to a $5.7 million decrease in cash paid for store acquisitions.
Cash Flows from Financing Activities
Net cash from financing activities increased in 2015 by $2.3 million primarily due to a $3.5 million decrease in IPO-related costs, partially offset by long-term debt payments of $2.8 million.
Net cash from financing activities increased in 2014 by $11.2 million primarily due to a decrease in proceeds from the issuance of long-term debt of $112.0 million and an increase in long-term debt payments of $167.1 million, partially offset by the issuance of $59.7 million of common stock and $30.7 million less paid in preferred dividends and return of invested capital.

Contractual Obligations
As of December 28, 2015, our contractual obligations and other commitments were as follows:

	Payments Due by Year
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$112.2	$2.8	$15.6	$93.8	$—
Operating lease obligations	23.4	4.7	8.2	5.4	5.1
Total	$135.6	$7.5	$23.8	$99.2	$5.1

Off-Balance Sheet Arrangements
We have guaranteed certain operating lease payments related to certain franchised stores in connection with the divestiture and refranchising of Company-owned stores. The maximum aggregate potential liability associated with the guaranteed lease payments is $1.5 million. We believe that none of these guarantees has or is likely to have a material effect on our results of operations, financial condition or liquidity. Additional information on guaranteed lease payments can be found in the “Lease guarantees” section of Financial Statements and Supplementary Data in Note 17 — Commitments and Contingencies of the accompanying Notes to Consolidated Financial Statements.

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
Revenue from gift cards is recognized when the gift card is redeemed by a customer in one of our stores. Revenue is not recognized for gift cards redeemed in franchised stores. When the likelihood of a gift card being redeemed by a customer is determined to be remote, the value of the unredeemed gift card is recognized by us as a contribution (“gift card breakage”) to the advertising fund described below. We determine the gift card breakage rate based upon Company-specific historical redemption patterns.
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
Notes receivable consist primarily of amounts due from sales of Company-owned stores. Management reviews the notes receivable on a periodic basis and evaluates the creditworthiness and financial condition of the counterparty to determine the appropriate allowance, if any. In certain cases, we will choose to modify the terms of a note to help a store owner achieve certain profitability targets or to accommodate a store owner while the store owner obtains third-party financing. If the store owner does not repay the note, we have the contractual right to take back ownership of the store based on the underlying franchise agreement, which therefore minimizes the credit risk to us.
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

We consider our trade name and trademarks to be indefinite-lived intangible assets. These assets were initially recognized in May 2010 upon the Lee Equity Acquisition. Our intangible assets that are not indefinite-lived include franchise relationships and reacquired franchise rights.
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
Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Typically, long-lived assets relating to Company-owned stores are tested for impairment at the level of the retail market area in which they are located and long-lived assets relating to franchised operations are tested for impairment at the segment level. If the carrying amount of an asset group exceeds the estimated, undiscounted future cash flows expected to be generated by the asset, then an impairment charge is recognized to the extent the carrying amount exceeds the asset group’s fair value. In determining fair value, management considers current results, trends, future prospects, and other economic factors.
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
Franchised and Company-owned stores in the United States contribute to an advertising fund that we manage on behalf of these stores. In addition, certain supply chain vendors contribute to the advertising fund. The advertising fund also operates a gift card program for the Papa Murphy's system. Any gift card breakage from this program is recognized as a contribution to the advertising fund. Under our franchise agreements and other agreements, the contributions received must be spent on marketing, creative efforts, media support, or other related purposes specified in the agreements and result in no profit recognized. The expenditures are primarily amounts paid to third-parties, but may also include personnel expenses and allocated costs. In accordance with GAAP, contributions to the advertising fund are netted against the related expense.
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
Compensation expense relating to restricted stock is recognized as the portion of the grant date fair value that exceeds any purchase price paid for the stock and is ultimately expected to vest. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.
The fair value of stock option awards is estimated on the grant date using a Black-Scholes-Merton option-pricing model. Compensation expense relating to stock option awards is recognized as the portion of the grant date fair value that is ultimately expected to vest. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.
In addition, prior to the IPO we sold unrestricted common and preferred stock to certain employees and recognized as compensation expense the portion of the fair value that exceeded the purchase price on the issue date.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this annual report on Form 10-K, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.
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

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see the “Recent Accounting Pronouncements” section in Financial Statements and Supplementary Data in Note 2 — Summary of Significant Accounting Policies of the accompanying Notes to Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years ended December 28, 2015, December 29, 2014, and December 30, 2013	58
Consolidated Balance Sheets as of December 28, 2015 and December 29, 2014	59
Consolidated Statements of Shareholders’ Equity for the Fiscal Years ended December 28, 2015, December 29, 2014 and December 30, 2013	60
Consolidated Statements of Cash Flows for the Fiscal Years ended December 28, 2015, December 29, 2014 and December 30, 2013	61
Notes to Consolidated Financial Statements	62
Report of Independent Registered Public Accounting Firm	94

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Fiscal Year Ended
(In thousands, except share and per share data)	December 28, 2015	December 29, 2014	December 30, 2013
Revenues
Franchise royalties	$40,243	$39,305	$36,897
Franchise and development fees	4,222	4,531	4,330
Company-owned store sales	74,300	50,598	39,148
Lease and other	1,444	2,965	120
Total revenues	120,209	97,399	80,495

Costs and Expenses
Store operating costs:
Cost of food and packaging	26,603	19,686	14,700
Compensation and benefits	19,858	12,673	10,687
Advertising	7,888	5,041	3,820
Occupancy	4,750	2,873	2,365
Other store operating costs	7,517	4,434	3,988
Selling, general and administrative	28,207	29,263	24,180
Depreciation and amortization	10,002	8,052	6,973
(Gain) loss on disposal or impairment of property and equipment	(251)	72	847
Total costs and expenses	104,574	82,094	67,560
Operating Income	15,635	15,305	12,935

Interest expense, net	4,523	8,025	10,429
Loss on early retirement of debt	—	4,619	4,029
Loss on impairment of investments	4,500	—	—
Other expense, net	133	178	44
Income (Loss) Before Income Taxes	6,479	2,483	(1,567)

Provision for income taxes	2,068	1,235	1,024
Net Income (Loss)	4,411	1,248	(2,591)
Net loss attributable to noncontrolling interests	500	—	19
Net Income (Loss) Attributable to Papa Murphy’s	4,911	1,248	(2,572)

Other Comprehensive Loss
Foreign currency translation adjustment	—	—	(2)
Total Comprehensive Income (Loss)	$4,911	$1,248	$(2,574)

Earnings (loss) per share of common stock
Basic	$0.29	$(0.07)	$(2.34)
Diluted	$0.29	$(0.07)	$(2.34)
Weighted average common stock outstanding
Basic	16,653,127	12,101,236	3,847,861
Diluted	16,870,693	12,101,236	3,847,861
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except par value and share data)	December 28, 2015	December 29, 2014
Assets
Current Assets
Cash and cash equivalents	$6,867	$5,056
Accounts receivable, net	4,944	5,661
Current portion of notes receivable	78	62
Inventories	868	640
Prepaid expenses and other current assets	6,139	3,572
Total current assets	18,896	14,991
Property and equipment, net	21,261	12,120
Notes receivable, net of current portion	143	225
Goodwill	106,506	101,082
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	41,366	44,515
Other assets	297	4,192
Total assets	$275,471	$264,127
Liabilities and Equity
Current Liabilities
Accounts payable	$9,798	$3,057
Accrued expenses and other current liabilities	9,756	9,853
Current portion of unearned franchise and development fees	1,795	2,848
Current portion of long-term debt	2,800	2,800
Total current liabilities	24,149	18,558
Long-term debt, net of current portion	108,237	110,715
Unearned franchise and development fees, net of current portion	540	640
Deferred tax liability, net	42,439	40,732
Other liabilities	2,450	1,740
Total liabilities	177,815	172,385
Commitments and contingencies (Note 17)
Equity
Papa Murphy’s Holdings, Inc. Shareholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,949,720 and 16,944,308 shares issued and outstanding, respectively)	169	169
Additional paid-in capital	118,801	117,354
Stock subscriptions receivable	(100)	(100)
Accumulated deficit	(21,214)	(26,125)
Total Papa Murphy’s Holdings, Inc. shareholders’ equity	97,656	91,298
Noncontrolling interests	—	444
Total equity	97,656	91,742
Total liabilities and equity	$275,471	$264,127
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	CUMULATIVE SERIES A PREFERRED STOCK		CUMULATIVE SERIES B PREFERRED STOCK		COMMON STOCK		ADDI- TIONAL PAID-IN CAPITAL	STOCK SUBSCRIP- TION RECEIV- ABLE	ACCUMU- LATED DEFICIT	ACCUMULATED OTHER COMPRE- HENSIVE INCOME	TOTAL PAPA MURPHY’S HOLDINGS, INC. SHAREHOLDERS’ EQUITY	NON-CON- TROLLING INTERESTS	TOTAL EQUITY
(In thousands)	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, December 31, 2012	2,779	$79,856	27	$1,003	4,287	$43	$396	$(888)	$(16,482)	$2	$63,930	$—	$63,930
Common stock issuances	—	—	—	—	56	—	366	—	—	—	366	—	366
Common stock repurchases	—	—	—	—	(88)	(1)	(11)	—	(388)	—	(400)	—	(400)
Preferred stock dividends and return of invested capital	—	(21,667)	—	(262)	—	—	(830)	—	(7,931)	—	(30,690)	—	(30,690)
Note receivable issued to fund the purchase of stock	—	—	—	—	—	—	—	(309)	—	—	(309)	—	(309)
Stock based compensation expense	—	—	—	—	—	—	61	—	—	—	61	—	61
Reclassification of liability classified put options	75	1,967	—	—	93	1	1,573	—	—	—	3,541	—	3,541
Noncontrolling interest transactions	—	—	—	—	—	—	—	—	—	—	—	241	241
Net loss	—	—	—	—	—	—	—	—	(2,572)	—	(2,572)	(19)	(2,591)
Adjustment for foreign currency translation	—	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)
BALANCE, December 30, 2013	2,854	$60,156	27	$741	4,348	$43	$1,555	$(1,197)	$(27,373)	$—	$33,925	$222	$34,147
Common stock issued, net of transaction costs	—	—	—	—	5,840	58	54,590	—	—	—	54,648	—	54,648
Common stock repurchases	—	—	—	—	(156)	(1)	(1,517)	—	—	—	(1,518)	—	(1,518)
Conversion of preferred stock to common stock	(2,854)	(60,156)	(27)	(741)	6,912	69	60,828	—	—	—	—	—	—
Repayment of note receivable issued to fund the purchase of stock	—	—	—	—	—	—	—	1,097	—	—	1,097	—	1,097
Stock based compensation expense	—	—	—	—	—	—	1,898	—	—	—	1,898	—	1,898
Noncontrolling interest transactions	—	—	—	—	—	—	—	—	—	—	—	222	222
Net income	—	—	—	—	—	—	—	—	1,248	—	1,248	—	1,248
BALANCE, December 29, 2014	—	$—	—	$—	16,944	$169	$117,354	$(100)	$(26,125)	$—	$91,298	$444	$91,742
Common stock issued	—	—	—	—	42	—	376	—	—	—	376	—	376
Common stock repurchases	—	—	—	—	(36)	—	(10)	—	—	—	(10)	—	(10)
Stock based compensation expense	—	—	—	—	—	—	1,081	—	—	—	1,081	—	1,081
Noncontrolling interest transactions	—	—	—	—	—	—	—	—	—	—	—	56	56
Net income (loss)	—	—	—	—	—	—	—	—	4,911	—	4,911	(500)	4,411
BALANCE, December 28, 2015	—	$—	—	$—	16,950	$169	$118,801	$(100)	$(21,214)	$—	$97,656	$—	$97,656
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	December 28, 2015	December 29, 2014	December 30, 2013
Operating Activities
Net Income (Loss)	$4,411	$1,248	$(2,591)
Net loss attributable to noncontrolling interests	500	—	19
Net Income (Loss) Attributable to Papa Murphy’s	4,911	1,248	(2,572)
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	10,002	8,052	6,973
(Gain) loss on disposal or impairment of property and equipment	(251)	72	847
Loss on early retirement of debt	—	4,619	4,029
Non-cash employee equity compensation	1,081	1,898	846
Loss on impairment of cost-method investment	4,000	—	—
Other non-cash items	646	563	1,217
Change in operating assets and liabilities
Accounts receivable	641	(3,302)	(483)
Prepaid expenses and other assets	(1,988)	2,265	(5,104)
Unearned franchise and development fees	(1,213)	(507)	1
Accounts payable	3,628	(766)	1,021
Accrued expenses and other liabilities	579	244	2,155
Deferred taxes	1,707	1,123	944
Net cash from operating activities	23,743	15,509	9,874
Investing Activities
Acquisition of property and equipment	(10,430)	(4,067)	(3,037)
Acquisition of stores, less cash acquired	(9,691)	(4,608)	(10,272)
Proceeds from sale of stores	1,250	179	29
Issuance of notes receivable	(250)	—	—
Payments received on notes receivable	67	969	31
Investment in cost-method investee	(500)	(2,000)	(2,000)
Net cash from investing activities	(19,554)	(9,527)	(15,249)
Financing Activities
Proceeds from issuance of long-term debt	—	112,000	167,000
Payments on long-term debt	(2,800)	(169,900)	(121,280)
Payments on revolver, net	—	—	(4,000)
Issuance of common stock, net of underwriting fees	—	59,675	57
Repurchases of common stock	(10)	(1,518)	(400)
Payment of preferred dividends and return of invested capital	—	—	(30,690)
Proceeds from exercise of stock options	376	—	—
Debt issuance and modification costs, including prepayment penalties	—	(2,717)	(4,315)
Payments received on subscription receivables	—	1,097	—
Costs associated with initial public offering	—	(3,490)	—
Investment by noncontrolling interest holders	56	222	241
Net cash from financing activities	(2,378)	(4,631)	6,613
Effect of exchange rate fluctuations on cash	—	—	39
Net change in cash and cash equivalents	1,811	1,351	1,277
Cash and Cash Equivalents, beginning of year	5,056	3,705	2,428
Cash and Cash Equivalents, end of period	$6,867	$5,056	$3,705
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$3,624	$7,385	$9,769
Cash paid during the period for income taxes	$3,078	$134	$117
Deferred offering costs paid in 2013 reclassified to equity	$—	$1,537	$—
Noncash Supplemental Disclosures of Investing and Financing Activities
Issuance of note receivable for preferred and common stock	$—	$—	$309
Issuance of note payable for acquisition of stores	$—	$2,900	$3,000
Acquisition of property and equipment in accounts payable	$3,098	$97	$309
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Description of Business
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of December 28, 2015, the Company had 1,536 stores consisting of 1,496 domestic stores (1,369 franchised stores and 127 Company-owned stores) across 38 states, plus 40 franchised stores in Canada and the United Arab Emirates.
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
The Company participates in various advertising cooperatives with its franchise owners established to collect and administer funds contributed for use in advertising and promotional programs in a specific market designed to increase sales and promote the Papa Murphy’s brand. Contributions to the advertising cooperatives are required for both Company-owned and franchised stores and are generally based on a percentage of a store’s sales. The Company maintains certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of the Company's voting rights exercised through Company-owned stores, the Company consolidates certain of these cooperatives for which it is the primary beneficiary. Advertising cooperative assets, consisting primarily of cash and receivables can only be used to settle the obligations of the respective cooperative. Advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs for which creditors do not have recourse to the general credit of a primary beneficiary. Therefore, the Company reports all assets and liabilities of the advertising cooperatives that it consolidates as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Consolidated Balance Sheets. Because the contributions to these advertising and marketing cooperatives are specifically designated and segregated for advertising, the Company does not reflect franchise owner contributions to these cooperatives in its Consolidated Statements of Operations and Comprehensive Income (Loss) or Consolidated Statements of Cash Flows.
Fiscal year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal years 2015, 2014 and 2013 were 52-week years. All references to years relate to fiscal periods rather than calendar periods. References to 2015, 2014 and 2013 are references to fiscal years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.
Use of estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include goodwill and intangible assets and related impairment analysis, fair value of stock based compensation and deferred tax asset valuation allowance. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results may differ from those estimates.
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
Accounts receivable
Accounts receivable consist primarily of (a) amounts due from franchise owners for continuing fees that are collected weekly, (b) receivables for vendor rebates, and (c) other miscellaneous receivables. Accounts receivable are stated net of an allowance for doubtful accounts determined by management through an evaluation of specific accounts, considering historical losses and existing economic conditions where relevant. The Company recorded the following allowance for doubtful accounts:

(in thousands)	2015	2014
Allowance for doubtful accounts	$31	$60
Notes receivable
Notes receivable consist primarily of amounts due from sales of Company-owned stores. Management reviews the notes receivable on a periodic basis and evaluates the creditworthiness and financial condition of the counterparty to determine the appropriate allowance, if any. If the store owner does not repay the note, the Company has the contractual right to take back ownership of the store based on the underlying franchise agreement, which therefore minimizes the credit risk to the Company.

Stock subscriptions receivable
Prior to our IPO, the Company issued common stock to certain employees for stock subscriptions receivable, which are not collateralized by the stock. The Company had the following outstanding Stock subscriptions receivable which have been classified as a reduction of equity:

(in thousands)	2015	2014
Stock subscriptions receivable	$100	$100
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
Deferred financing costs
Costs incurred to obtain long-term financing are accounted for as a deferred charge and amortized to interest expense over the terms of the respective debt agreements using the effective interest method. Unamortized deferred charges are recorded as a reduction from the carrying amount of the related debt liability in the Company’s Consolidated Balance Sheets.
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
The Company considers its Trade name and trademarks to be indefinite-lived intangible assets. These assets were initially recognized in May 2010 upon the Lee Equity Acquisition. The Company’s intangible assets that are not indefinite-lived include franchise relationships and reacquired franchise rights.
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
Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Typically, long-lived assets relating to Company-owned stores are tested for impairment at the level of the retail market in which they are located and long-lived assets relating to franchised operations are tested for impairment at each segment level. If the carrying amount of an asset group exceeds the estimated, undiscounted future cash flows expected to be generated by the asset, then an impairment charge is recognized to the extent the carrying amount exceeds the asset group’s fair value. In determining fair value, management considers current results, trends, future prospects, and other economic factors.
Assets held for sale
Assets are classified as held for sale when management with the appropriate authority commits to a plan to sell the assets, the assets are available for immediate sale, the assets are actively marketed at a reasonable price, the sale is probable within a year, and certain other criteria are met. Assets held for sale consist primarily of newly opened Company-owned stores or unopened stores under construction by the Company. Assets designated as held for sale are held at the lower of the net book value or fair value less costs to sell and reported separately on the Consolidated Balance Sheets. Depreciation is not charged against property and equipment classified as assets held for sale.

Asset retirement obligations (“AROs”)
AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is obligated to remove in order to comply with certain lease agreements. At the inception of a lease with such conditions, the Company records an ARO and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Fair value is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates, and discount rates in effect at the time the lease is signed. Over time, the obligation is accreted to its projected future value and, upon satisfaction of the ARO conditions, any difference between the recorded liability and the actual retirement costs incurred is recognized as an operating gain or loss in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recorded the following ARO as a component of Other liabilities:

(in thousands)	2015	2014
Asset retirement obligations	$1,490	$1,190
Derivative instruments and hedging activity
Interest rate movements create a degree of risk to the Company’s operations by affecting the amount of its interest payments and the value of its floating rate debt. On occasion, the Company uses derivative instruments to manage its exposure to interest rate changes. By using these instruments, the Company can be exposed to credit risk of the counterparty. The Company minimizes the credit risk by entering into transactions with high credit quality counterparties. The Company has not applied hedge accounting to its derivative instruments. All derivative instruments are measured at fair value. The Company held interest rate cap derivatives that expired in June 2013. Gains or losses resulting from changes in the fair value of the interest rate cap derivatives are recognized as a component of Interest expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
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
The Company operates a system-wide gift card program and recognizes revenue from gift cards when a gift card is redeemed in a Company-owned store. When the likelihood of a gift card being redeemed by a customer is determined to be remote (“gift card breakage”), the value of the unredeemed gift card is recognized by the Company as a contribution to the advertising fund described under Advertising and marketing costs below. The Company determines the gift card breakage rate based upon Company-specific historical redemption patterns.
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

(in thousands)	2015	2014	2013
Advertising expense (recovery), net of contributions	$1,200	$(1,110)	$1,110
As of December 28, 2015, previously recognized expenses of $1.2 million may be recovered in future periods if subsequent advertising fund contributions exceed expenditures.
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
Lease guarantees
On occasion, the Company becomes a guarantor for certain operating leases when it sells a Company-owned store or a store under construction by the Company. The guarantee obligation is initially measured as the fair value of the guarantee, which is recorded as a liability. The Company recognizes its release from risk as a guarantor as the lease obligation is settled over the remaining lease term. In addition, throughout the guarantee period, the Company records a reserve when any loss becomes probable in connection with such lease guarantee. As of December 28, 2015 and December 29, 2014, the Company’s recorded liability in connection with lease guarantees was as follows:

(in thousands)	2015	2014
Lease guarantees	$32	$—

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
As of December 28, 2015 and December 29, 2014, the Company recognized no uncertain tax positions or any accrued interest and penalties associated with uncertain tax positions.
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
The fair value of stock option awards is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The risk-free interest rate is based on the estimated effective life and is estimated based on U.S. Treasury Yield Curve rates. Since the Company has no relevant option exercise experience, the expected term is based on a simplified method calculation and the expected volatility is based on the historical volatility of the share price of a group of peer companies. Compensation expense relating to stock option awards is recognized as the portion of the grant date fair value that is ultimately expected to vest. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.
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
Reclassification
As a result of the retrospective adoption of ASU 2015-03 (see “Recent accounting pronouncements” below), the Company made certain reclassifications to the prior year's long-term debt to conform to the balance sheet presentation as of December 28, 2015. These reclassifications had no effect on the Company's consolidated financial position, shareholders' equity or net cash flows for any of the periods presented.
As a result of the retrospective adoption of ASU 2015-17 (see “Recent accounting pronouncements” below), the Company made certain reclassifications to the prior year's deferred tax assets to conform to the balance sheet presentation as of December 28, 2015. These reclassifications had no effect on the Company's consolidated financial position, shareholders' equity or net cash flows for any of the periods presented.

In addition, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company's consolidated financial position, shareholders' equity or net cash flows for any of the periods presented.
Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. The original effective date for ASU 2014-09 would have required adoption by the Company in the first quarter of fiscal 2017 with early adoption prohibited. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for one year and permits early adoption in accordance with the original effective date of ASU 2014-09.
The new revenue standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has not yet selected a transition method. The standard will not impact the Company's recognition of revenue from Company-owned restaurants or its recognition of franchise royalties, which are based on a percentage of franchise sales. The Company is continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as franchise and development fees as well as refranchising of Company-owned restaurants.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by this update. The Company early-adopted ASU 2015-03 during the three months ended June 29, 2015. Applying the adoption retroactively, the Company reclassified unamortized debt issuance costs of $1.3 million as of June 29, 2015, and $1.5 million as of December 29, 2014, from Deferred finance charges, net to Long-term debt, net of current portion on the Consolidated Balance Sheets. Adoption of this standard did not affect the Company’s results of operations or cash flows in either the current or previous annual reporting periods.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) (“ASU 2015-17”). This update requires that deferred tax assets and liabilities be classified as noncurrent in the Company's Consolidated Balance Sheets. The Company early-adopted ASU 2015-17 during the three months ended December 28, 2015. Applying the adoption retroactively, the Company reclassified deferred tax assets of $2.0 million as of September 28, 2015 and $1.3 million as of December 29, 2014, from Current deferred tax asset to Deferred tax liability, net on the Consolidated Balance Sheets. Adoption of this standard did not affect the Company’s results of operations or cash flows in either the current or previous annual reporting periods.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations.
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
The Company disposed of its ownership interests in PPH on June 29, 2015. Prior to the Company’s disposal of its ownership interests in PPH, it recorded a pre-tax impairment of $4.5 million to its investment in Project Pie.
Earlier in 2015, the Company determined that Project Pie was a variable interest entity as a result of Project Pie having insufficient equity at risk, but that the Company did not have a variable interest in Project Pie and did not have control. The Company did not account for its investment in Project Pie as an equity method investment since the Company’s investment was in preferred units with subordination characteristics substantially different from the common units and were determined not to be in-substance common stock. The Company’s investment was classified as a cost method investment in Other assets.
Acquisitions in 2015
On March 9, 2015, Papa Murphy’s Company Stores, Inc. (“PMCSI”), a wholly owned subsidiary of the Company, acquired certain assets used in the operation of six Papa Murphy’s stores in the Seattle, Washington, area from M2AD Management Inc., the previous operator of the six Papa Murphy’s stores (the “M2AD Acquisition”). Transaction costs of $30,000 associated with the M2AD Acquisition were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price of $4.1 million was funded through existing cash.
The fair value of the net assets acquired are summarized below (in thousands):

Cash and cash equivalents	$5
Inventories	39
Prepaid expenses and other current assets	38
Property and equipment	406
Reacquired franchise rights	1,139
Asset retirement obligations	(75)
Total identifiable net assets acquired	1,552
Goodwill	2,554
Total consideration	$4,106
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
Unaudited pro forma information—The unaudited pro forma consolidated revenues and net income of the Company as though the acquisition date had been as of the beginning of 2014 are as follows:

(in thousands)	2015	2014
Pro forma revenues	$121,287	$102,592
Pro forma net income	4,958	1,331

The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense on borrowings used to fund the consideration paid and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of 2014, nor is it intended to be indicative of future operating performance.

Revenues and net income from the acquired stores from the closing date of the acquisition included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2015 are as follows (in thousands):

Revenues	$4,220
Net income	307

PMCSI also acquired all of the assets of 17 stores through eight individually immaterial acquisitions during 2015: eight stores in Tennessee, three in Washington, two in Texas, one in Idaho, one in Oregon, one in Colorado, and one in New Mexico. The Tennessee stores were acquired on January 26, 2015, the Washington stores on May 11, 2015, the Texas stores on March 9, 2015 and July 27, 2015, respectively, the Idaho store on January 12, 2015, the Oregon store on March 2, 2015, the Colorado store on May 4, 2015, and the New Mexico store on November 2, 2015. The Company incurred transaction costs of $33,000 associated with the acquisitions that were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price for the acquired stores of $5.5 million was funded through existing cash.
The fair value of the net assets acquired are summarized below (in thousands):

Cash and cash equivalents	$10
Inventories	85
Prepaid expenses and other current assets	69
Property and equipment	1,360
Reacquired franchise rights	1,041
Asset retirement obligations	(185)
Total identifiable net assets acquired	2,380
Goodwill	3,134
Total consideration	$5,514
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
Unaudited pro forma information—The unaudited pro forma consolidated revenues and net income of the Company as though the acquisition dates had been as of the beginning of 2014 are as follows:

(in thousands)	2015	2014
Pro forma revenues	$122,183	$105,222
Pro forma net income	4,932	1,244

The pro forma information presented in this note includes adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense on borrowings used to fund the consideration paid and income tax expense. The pro forma information is presented for informational purposes and may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of 2014, nor is it intended to be indicative of future operating performance.
Revenues and net loss from the acquired stores from the closing dates of the acquisitions that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2015 are as follows (in thousands):

Revenues	$6,594
Net loss	(322)

Acquisitions in 2014
On August 18, 2014, Papa Murphy’s Company Stores, Inc. (“PMCSI”), a wholly owned subsidiary of the Company, acquired certain assets used in the operation of nine Papa Murphy’s stores in the Minneapolis, Minnesota area from Drake Enterprises, the previous operator of the nine Papa Murphy’s stores. Transaction costs of $59,000 associated with the acquisition were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price of $3.5 million was funded through cash and the issuance of a $2.9 million note payable to the seller (see Note 10—Financing Arrangements).
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

PMCSI also acquired all of the assets of thirteen stores through six individually immaterial acquisitions during 2014: five stores in Florida, four in Texas, three in Oregon, and one in Washington. The Florida stores were acquired on December 1, 2014, the Texas stores were acquired on December 4, 2014, the Oregon stores were acquired on December 8, 2014, and the Washington store was acquired on November 25, 2014. The Company incurred transaction costs of $6,000 associated with the acquisitions that were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price for the acquired stores of $4.1 million was funded through cash.

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

Acquisitions in 2013
On December 16, 2013, PMCSI acquired all of the assets of four stores in Idaho from TBD Business Group and incurred transaction costs of $103,000 associated with the acquisition which were recognized as other store operating costs in the consolidated statement of operations and comprehensive loss. The total purchase price for the acquired stores of $7.0 million was funded through cash, advances on the Company’s senior secured revolving credit facility, and a note payable to the seller for $3.0 million (see Note 10—Financing Arrangements).

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

On November 4, 2013, PMCSI acquired all the assets of four stores, three in Minnesota and one in Wisconsin, from KK Great Pizza, LLC and incurred transaction costs of $56,000 associated with the acquisition which were recognized as other store operating costs in the consolidated statement of operations and comprehensive loss. The total purchase price for the acquired stores of $2.5 million was funded through cash and advances on the Company’s senior secured revolving credit facility.
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

PMCSI also acquired all of the assets of eleven stores through five individually immaterial acquisitions during 2013: four stores in Washington, four in Minnesota, two in Colorado, and one in Oregon. The Washington stores were acquired on January 9, 2013, the Minnesota stores were acquired on June 4, 2013, the Colorado stores were acquired on July 9, 2013 and October 14, 2013, and the Oregon store was acquired on March 26, 2013. The Company incurred transaction costs of $22,000 associated with the acquisitions that were recognized as Other store operating costs in the Consolidated Statements of Operations and Comprehensive Income (Loss). The total purchase price for the acquired stores of $3.9 million was funded through cash and advances on the Company’s senior secured revolving credit facility.
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
Revenues and net loss from the acquired stores from the closing dates of the acquisitions that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2013 are as follows (in thousands):

Revenues	$4,671
Net loss	(186)

Note 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	2015	2014
Prepaid media development costs	$352	$593
Prepaid rents and insurance	1,079	620
Taxes receivable	2,872	154
POS software licenses for resale	660	1,800
Assets held for sale	605	—
Advertising cooperative assets, restricted	26	149
Other	545	256
Total prepaid expenses and other current assets	$6,139	$3,572
Prepaid media development costs represent costs incurred for advertisements that have not aired. Assets held for sale includes stores under construction or opened in the past twelve months that the Company is actively marketing to new or existing franchisees.
During 2015, the Company recognized $1.0 million in software license revenue upon the resale of POS software licenses to franchise owners at cost. The income from the sale is included in Lease and other revenues and the related expense is recorded in Selling, general and administrative costs on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 5 — Property and Equipment
Property and equipment, net, consists of the following:

(in thousands)	2015	2014
Leasehold improvements	$7,099	$4,527
Restaurant equipment and fixtures	10,803	6,950
Office furniture and equipment	5,575	5,312
Software	5,291	3,374
Vehicles	92	92
Construction in progress	6,193	1,153
	35,053	21,408
Accumulated depreciation and amortization	(13,792)	(9,288)
Property and equipment, net	$21,261	$12,120

Depreciation expense during the periods reported was as follows:

(in thousands)	2015	2014	2013
Depreciation expense	$4,680	$3,015	$2,405
The Company recognized an impairment loss of $0.6 million in 2013 related to certain underperforming Company-owned stores. No impairment loss was recognized during 2015 or 2014.

Note 6 — Divestitures
In November 2015, the Company decided to sell four Company-owned stores located in the Denver, Colorado area. On December 28, 2015, the Company completed the sale and refranchise of the four Company-owned stores for $1.3 million in cash, and recognized a pre-tax gain of $0.4 million. In connection with the sale, the acquirer paid $60,000 in franchise fees. This disposition did not meet the criteria for accounting as a discontinued operation.
The following is a summary of the assets sold as of December 28, 2015 (in thousands).

Leasehold improvements	$341
Restaurant equipment and fixtures	367
Property and equipment	708
Prepaid expenses and other current assets	22
Intangible assets	8
Goodwill	263
Total assets sold	$1,001

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

Leasehold improvements	$338
Restaurant equipment and fixtures	184
Property and equipment	522
Goodwill	240
Total assets sold	$762

Note 7 — Goodwill
The following summarizes changes to the Company’s Goodwill, by reportable segment:

(in thousands)	Domestic Company Stores	Domestic Franchise	Total
Balance at December 30, 2013	$14,543	$81,546	$96,089
Acquisitions	5,002	—	5,002
Disposition	(9)	—	(9)
Balance at December 29, 2014	19,536	81,546	101,082
Acquisitions	5,687	—	5,687
Disposition	(263)	—	(263)
Balance at December 28, 2015	$24,960	$81,546	$106,506
There is no Goodwill associated with the International segment. The Company did not recognize any impairment of goodwill during 2015, 2014 or 2013 as management has concluded that none of its reporting units with a material amount of goodwill are at risk for failing step one of the quantitative assessment. The Company recorded Goodwill disposals in 2015, 2014 and 2013 from the sale of Company-owned stores to franchise owners.

Note 8 — Intangible Assets
Intangible assets consist of the following:

	2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Intangible assets subject to amortization:
Franchise relationships	$56,000	$(19,788)	$36,212	16.0
Reacquired franchise rights	8,366	(3,212)	5,154	6.0
Net intangible assets subject to amortization	$64,366	$(23,000)	$41,366	14.5
Intangible assets not subject to amortization
Trade name and trademarks			$87,002

	2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Intangible assets subject to amortization:
Franchise relationships	$56,000	$(16,289)	$39,711	16.0
Reacquired franchise rights	7,789	(2,985)	4,804	5.3
Net intangible assets subject to amortization	$63,789	$(19,274)	$44,515	14.7
Intangible assets not subject to amortization
Trade name and trademarks			$87,002
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

Amortization expense during the periods reported was as follows:

(in thousands)	2015	2014	2013
Amortization expense	$5,322	$5,037	$4,568
The estimated future amortization expense of amortizable intangible assets as of December 28, 2015 is as follows (in thousands):

Fiscal years	2016	$4,976
	2017	4,656
	2018	4,331
	2019	4,068
	2020	3,945
	Thereafter	19,390
		$41,366

Note 9 — Notes Receivable
Notes receivable consist of the following:

(in thousands)	2015	2014
Note maturing in 2020 bearing interest at 9.0% and collateralized by store assets	$221	$287
Total notes receivable	221	287
Less current portion	(78)	(62)
Notes receivable, net of current portion	$143	$225

Note 10 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	2015	2014
Term loan under 2014 credit facility	$109,200	$112,000
Notes payable	3,000	3,000
Total principal amount of long-term debt	112,200	115,000
Less unamortized debt issuance costs	(1,163)	(1,485)
Total long-term debt	111,037	113,515
Less current portion	(2,800)	(2,800)
Total long-term debt, net of current portion	$108,237	$110,715
Maturities on long-term debt consist of the following:

(in thousands)		Senior Secured Term Loan	Notes Payable	Total
Fiscal Years	2016	$2,800	$—	$2,800
	2017	7,000	—	7,000
	2018	5,600	3,000	8,600
	2019	93,800	—	93,800
		$109,200	$3,000	$112,200

The weighted average interest rate across all senior secured credit facilities for 2015, 2014 and 2013 was 4.60%, 5.45% and 6.22%, respectively.
2014 senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of the Company, entered into a $132.0 million senior secured credit facility (the “2014 Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit sub-facility and a $1.0 million swing-line loan sub-facility. Closing and structuring fees of $1.6 million were incurred as a result of this transaction which will be amortized over the duration of the loan. The term loan and any loans made under the revolving credit facility mature in August 2019.
Borrowings under the 2014 Credit Facility bear interest at a rate per annum equal to an applicable margin based on the Company’s consolidated leverage ratio, plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the “Prime Rate” publicly quoted by The Wall Street Journal, (ii) the federal funds rate plus 50 basis points, or (iii) the LIBOR rate with a one-month interest period plus 100 basis points, or (b) a LIBOR rate determined for the specified interest period. The applicable margin for borrowings under the 2014 Credit Facility ranges from 150 to 225 basis points for base rate borrowings and 250 to 325 basis points for LIBOR rate borrowings. The 2014 Credit Facility includes customary fees for loan facilities of this type, including a commitment fee on the revolving credit facility. As of December 28, 2015, the 2014 Credit Facility bore interest under the LIBOR rate option at 3.48%.
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
With a maturity date of over one year from December 28, 2015, balances outstanding under the 2014 Credit Facility are classified as non-current on the Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $0.7 million due on the last day of each fiscal quarter, increasing to $1.4 million on September 26, 2016.
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

The following is a summary of the sources and uses of the 2013 Recapitalization (in thousands):

New senior secured term loan	$167,000

Repayment of existing debt, accrued interest and fees	$122,483
Existing debt prepayment penalty	724
Transaction costs incurred on new debt	3,389
Payment of accreted dividends on preferred stock subject to put options	813
Payment of preferred dividend and return of invested capital	30,691
Cash available for acquisitions	8,900
Total uses	$167,000
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
In conjunction with the 2013 Recapitalization, the Company evaluated the refinancing of the 2012 Credit Facility and determined that $33.6 million was modified and $87.0 million was extinguished. Accordingly, a prepayment penalty of $0.7 million and unamortized deferred financing costs of $2.9 million associated with the 2012 Credit Facility were expensed as a Loss on early retirement of debt. The Company incurred $3.3 million in financing costs of which $0.4 million was expensed as incurred and $2.9 million was capitalized and amortized using an effective interest rate method.
Deferred financing costs amortized to interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the periods reported were as follows (in thousands):

(in thousands)	2015	2014	2013
Deferred financing costs amortized to interest expense	$321	$563	$790
Amortization of deferred financing costs in the future is expected to be as follows (in thousands):

Fiscal Years	2016	$330
	2017	319
	2018	313
	2019	201
		$1,163

Note 11 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	2015		2014
(in thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE	FAIR VALUE MEASUREMENTS
Financial assets
Notes receivable (1)	$221	$224	$287	$288	Level 3
Cost-method investments (2)	—	—	4,000	5,055	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

(2)	The fair value of cost-method investments was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
Financial instruments not included in the table above consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value because of the short-term nature of the accounts. The fair value of long-term debt approximates carrying value because the borrowings are made with variable market rates and negotiated terms and conditions that are consistent with current market rates.

Note 12 — Accrued and Other Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	2015	2014
Accrued compensation and related costs	$3,699	$3,670
Gift cards and certificates payable	2,902	2,912
Accrued interest and non-income taxes payable	855	745
Convention fund balance	626	271
Advertising and development fund	—	507
Unearned product rebates	922	791
Advertising cooperative liabilities	137	253
Other	615	704
	$9,756	$9,853

Note 13 — Income Taxes
The components of the provision for income taxes are as follows:

(in thousands)	2015	2014	2013
Current tax provision
Federal	$83	$9	$9
State	278	103	71
	361	112	80
Deferred tax provision (benefit)
Federal	2,211	958	299
State	(504)	165	645
	1,707	1,123	944
Total provision for income taxes	$2,068	$1,235	$1,024
The components of the non-current deferred tax liability are as follows:

(in thousands)	2015	2014
Net current deferred income tax asset
Assets
Unearned franchise and development fees	$858	$683
Convention and Advertising funds balance	232	101
Compensation accruals	422	3
Gift card accruals	414	465
Other	619	519
Total current deferred tax assets	2,545	1,771
Liabilities
Other	(162)	(434)
Net current deferred income tax asset	$2,383	$1,337

Net noncurrent deferred income tax liability
Assets
Asset retirement obligation	$172	$160
Deferred rent	206	177
Share-based compensation	901	588
Net operating loss	—	1,874
Liabilities
Fixed asset, goodwill, and intangible asset basis differences	(44,491)	(44,386)
Other	(1,610)	(482)
Net non-current deferred income tax liability	$(44,822)	$(42,069)
As of December 28, 2015, the Company had no federal or state net operating loss carry forwards. As of December 29, 2014, the Company had federal and state net operating loss carry forwards of $5.0 million and $3.9 million, respectively. The Company had no federal or state credit carryovers as of December 28, 2015.
At December 28, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. As of December 28, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by federal and major states’ taxing jurisdictions are those for fiscal years 2012 through 2015.

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
A reconciliation of income tax at the United States federal statutory tax rate (using a statutory tax rate of 34%) to income tax expense for the periods reported is as follows:

(in thousands)	2015	2014	2013
Federal income tax provision based on statutory rate	$2,203	$844	$(534)
State and local income tax effect	314	177	65
Effect of change in blended state rate	(464)	—	408
Non-deductible expenses	133	254	90
Tax shortfall created by put option cancellation	—	—	995
Tax credits and other	(118)	(40)	—
Provision for income taxes	$2,068	$1,235	$1,024

Note 14 — Shareholders’ Equity
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
Noncontrolling interests
During 2015, 2014 and 2013, the Company received investments by noncontrolling interest holders in PPH. Investment amounts for the reported periods were as follows:

(in thousands)	2015	2014	2013
Additional investment by noncontrolling interest holders in PPH	$56	$222	$241

Note 15 — Share-based Compensation
In May 2010, the Company’s Board of Directors approved the 2010 Plan. In May 2014, the Company’s Board of Directors adopted the 2014 Plan (together with the 2010 Plan, the “Incentive Plans”). The Incentive Plans reserve 2,116,747 common shares for equity incentive awards consisting of incentive stock options, non-qualified stock options, restricted stock awards, and unrestricted stock awards. Equity incentive awards may be issued from either the 2010 Plan or the 2014 Plan.
Restricted common shares
Under the Incentive Plans, the Company has issued 584,017 and 610,084 shares of restricted common stock to eligible employees as of December 28, 2015 and December 29, 2014, respectively. The restricted common stock is subject to either time or performance vesting conditions. Time vesting shares issued under the 2010 Plan have generally vested 20% on each of the five anniversaries of the sale date. Time vesting shares previously granted under the 2014 Plan have generally vested 100% on the one-year anniversary of the grant date. Performance vesting shares vest when the volume-weighted average closing price per share of Papa Murphy’s common stock equals or exceeds $22.00 per share for 90 consecutive trading days. To the extent the fair value on the date of the sale or award exceeds the sale price, if any, the excess is recognized as compensation expense as a component of Selling, general and administrative expenses. Compensation expense for time vesting shares is recognized over the requisite service period on a straight line basis. During 2015, it was deemed probable that the performance vesting condition would be met and compensation expense has been recorded on a straight line basis from the date of issuance over the initial estimated service period.
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
Information with respect to restricted stock is as follows:

	NUMBER OF SHARES OF RESTRICTED COMMON STOCK
	TIME VESTING	PERFORMANCE VESTING	WEIGHTED AVERAGE SALE/GRANT DATE FAIR VALUE PER SHARE
Unvested, 2014	127,650	215,556	$2.27
Granted	7,877	—	19.05
Vested	(78,472)	—	2.18
Forfeited/Repurchased	(7,542)	(29,041)	0.70
Unvested, 2015	49,513	186,515	$3.11
Fair value information for restricted stock during the periods reported is as follows:

(in thousands, except per share amounts)	2015	2014	2013
Weighted average sale/grant date fair value per share	$19.05	$8.80	$8.67
Total fair value of shares issued	$150	$60	$490
Total fair value of shares vested	$171	$509	$105
Stock options
Under the Incentive Plans, the Company has issued 1,076,555 and 945,149 stock options to eligible employees as of December 28, 2015 and December 29, 2014, respectively. The stock options are subject to either time or performance vesting conditions. Time vesting options awarded generally vest 25% on each of the four anniversaries of the grant date. Performance vesting options vest when the volume-weighted average closing price per share of Papa Murphy’s common stock equals or exceeds $22.00 per share for 90 consecutive trading days. The grant date fair value is recognized as compensation expense as a component of Selling, general and administrative expenses. The compensation expense is recognized over the requisite service period, typically the vesting period, on a straight line basis. During 2015, it was deemed probable that the performance vesting condition would be met and compensation expense has been recorded on a straight line basis from the date of issuance over the initial estimated service period.
Information with respect to stock option activity is as follows:

	NUMBER OF SHARES SUBJECT TO OPTIONS
	TIME VESTING	PERFORMANCE VESTING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, 2014	722,307	222,842	$11.16
Granted	192,000	—	13.43
Exercised	(34,118)	—	11.00
Forfeited	(38,233)	(22,361)	11.75
Outstanding, 2015	841,956	200,481	$11.55	8.5 years	$371
Exercisable, 2015	437,758	—	$11.19	8.3 years	$182
Vested and expected to vest, 2015	781,326	170,409	$11.53	8.3 years	$343

Fair value information for options granted and vested and the intrinsic value of options exercised during the periods reported are as follows:

(in thousands, except per share amounts)	2015	2014
Weighted average grant date fair value per share	$5.41	$4.27
Total fair value of awards granted	$1,039	$4,151
Total fair value of awards vested	$431	$1,635
Total intrinsic value of options exercised	$189	$—
There were no options granted during 2013.
Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans for 2015, 2014 and 2013 were as follows:

(in thousands)	2015	2014	2013
Stock compensation expense	$1,081	$1,898	$61
Income tax benefits associated with stock compensation expense	350	626	23

As of December 28, 2015, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $2.6 million, with $1.8 million associated with time vesting awards and $0.8 million associated with performance vesting awards. The remaining weighted average contractual life for unrecognized stock-based compensation expense was 3.3 years as of December 28, 2015.
The fair value of the stock option awards granted during the periods reported was estimated with the following weighted-average assumptions.

	2015	2014
Risk free rate	1.94%	2.05%
Expected volatility	37.9%	35.0%
Expected term	6.3 years	6.3 years
Expected dividend yield	0.0%	0.0%

There were no options granted during 2013.
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
The key inputs required to calculate the value of the common stock using the option-pricing model prior to the IPO included the risk free rate, the volatility of the underlying assets, and the estimated time until a liquidation event. The Company applied a marketability discount to the value of common stock based on facts and circumstances at each valuation date.
During the reported periods prior to the IPO, the Company assumed the following:

	2014 (1)	2013
Risk free rate	0.36%	0.10~0.50%
Volatility of the underlying assets	45%	35~45%
Estimated time until a liquidation event	(2)	(3)
Marketability discount—common stock	(2)	(3)
Marketability discount—preferred stock	(2)	(3)

(1)	The last valuation of the Company was performed as of March 31, 2014.

(2)
On July 1, 2013, the Company began to apply a probability weighted expected return method, where equity values were calculated using an option pricing model under IPO and non-IPO scenarios and each value was weighted based on estimated probability of occurrence. During the period, 0.58~1.75 years were used as estimated time until a liquidation event and 10~25% and 8~15% of marketability discount were used for common and preferred stock, respectively, depending on IPO or non-IPO scenarios. As of March 31, 2014, the date of the last valuation performed by the Company, a 95% weight was given to the IPO scenario.

(3)
During the period, 0.25~2.50 years were used as estimated time until a liquidation event and 13~30% and 8-15% of marketability discount were used for common and preferred stock, respectively, depending on IPO or non-IPO scenarios, respectively. As of December 29, 2014, a 80% weight was given to the IPO scenario.

Preferred and common stock subject to put options
In July 2011, the Company entered into a share repurchase and put option agreement with an executive officer, pursuant to which the executive officer had the right and option to have the Company repurchase 74,491 shares of unrestricted preferred stock and 92,951 shares (41,075 pre-stock split) of unrestricted common stock (“Put Option”).
The change in the fair value of the Put Option during 2013 resulted in additional compensation expense of $0.8 million. In December 2013, the share repurchase and put option agreement was canceled.

Note 16 — Earnings per Share (EPS)
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
The following table sets forth the computations of basic and diluted EPS:

(in thousands, except per share data)	2015	2014	2013
Earnings:
Net income (loss)	$4,411	$1,248	$(2,591)
Less: Net loss from noncontrolling interests	500	—	19
Net income (loss) attributable to Papa Murphy’s	4,911	1,248	(2,572)
Less: cumulative Series A and B Preferred dividends not subject to put options	—	(2,150)	(6,419)
Net loss available to common stockholders	$4,911	$(902)	$(8,991)
Shares:
Basic weighted average common shares outstanding	16,653	12,101	3,848
Dilutive effect of restricted equity awards (1)	218	—	—
Diluted weighted average number of shares outstanding	16,871	12,101	3,848
Loss per share:
Basic loss per share	$0.29	$(0.07)	$(2.34)
Diluted loss per share	$0.29	$(0.07)	$(2.34)

(1)
The Company’s potential common stock instruments such as stock options and restricted stock were not included in the computation of diluted EPS for 2014 and 2013 as the effect of including these shares in the calculation would have been anti-dilutive. An aggregated total of 78,000, 344,000 and 269,000 potential common shares have been excluded from the diluted EPS calculation for 2015, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

Note 17 — Commitments and Contingencies
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
As of December 28, 2015, future minimum payments under the non-cancelable operating leases, excluding contingent rent obligations, are as follows:

(in thousands)		Total lease minimum payments	Sublease income	Net lease minimum payments
Fiscal years	2016	$4,692	$72	$4,620
	2017	4,304	72	4,232
	2018	3,905	72	3,833
	2019	3,188	72	3,116
	2020	2,213	45	2,168
	Thereafter	5,135	—	5,135
		$23,437	$333	$23,104
Rent expense for 2015, 2014 and 2013 was $5.6 million, $3.6 million and $3.1 million, respectively.
Lease guarantees
The Company is the guarantor for operating leases of 17 franchised stores that have terms expiring on various dates from August 2016 to December 2020. The obligations from these leases will generally continue to decrease over time as the leases expire. As of December 28, 2015, the Company does not believe it is probable it would be required to perform under the outstanding guarantees. The applicable franchise owners continue to have primary liability for these operating leases.
As of December 28, 2015, future commitments under these leases are as follows (in thousands):

Fiscal Years	2016	$427
	2017	383
	2018	302
	2019	258
	2020	151
		$1,521
Legal proceedings
The Company is currently subject to litigation with a group of franchise owners. In January 2014, six franchise owner groups claimed that the Company misrepresented sales volumes, made false representations to them and charged excess advertising fees, among other things. The Company engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but was unable to reach a settlement agreement. On April 4, 2014, a total of twelve franchise owner groups, including those franchise owners that previously made the allegations described above, filed a lawsuit against the Company in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by the Company in that lawsuit, the court ruled on July 9, 2014 that certain of the plaintiffs’ claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with the Company prior to filing the lawsuit must mediate with the Company in good faith, and that their claims shall be stayed until they have completed mediating with the Company in good faith.
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
In October 2014, the Company engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, the Company has now reached resolution with twelve of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. In addition, some of the claims have been dismissed without prejudice and, as a result, those plaintiffs could refile their claims if various contingencies are not met and the Company therefore provides no assurance that those dismissals will actually occur or remain in effect.
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
The Company is also currently named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 8, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges the Company failed to comply with the requirements of the Telephone Consumer Protection Act (TCPA) when it sent SMS text messages to consumers. The plaintiff in the lawsuit asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. The Company believes the plaintiff’s interpretation of the applicable law is incorrect and it will continue to vigorously defend itself in the lawsuit, but provide no assurance that it will be successful. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
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

Note 18 — Retirement Plans
The Company has a defined contribution benefit plan, qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), covering all eligible employees. 401(k) Plan participants may receive up to a 3.00% matching contribution up to the limits established by the plan and by the Internal Revenue Service and are vested immediately. The following table shows the Company’s contributions to the plan for the reported periods:

(in thousands)	2015	2014	2013
Retirement plan contributions	$362	$276	$257

Note 19 — Related Party Transactions
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
Employee loans related to share purchases
In connection with share-based compensation, the Company has made several loans to certain officers and non-officer employees of the Company (see Note 15—Share-based Compensation). Loans made in connection with the issuance of the Company’s equity have been recognized in Stock subscriptions receivable as a reduction of total equity.
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
All loans made to officers of the Company were repaid prior to the IPO. Some loans made to non-officer employees of the Company were still outstanding at the time of the IPO. As of December 28, 2015 and December 29, 2014, the Company had Stock subscriptions receivable of $0.1 million.
Notes receivable
On August 18, 2009, the Company obtained a note receivable from a third-party in connection with the sale and refranchising of Company-owned stores (see Note 9—Notes Receivable). Subsequently, in March 2011 a member of the third-party became an employee of the Company. As of June 30, 2014, the member of the third-party ceased to be an employee of the Company. During the second quarter of 2014, the notes receivable outstanding balance of $0.3 million was reclassified from related party notes receivable to third-party notes receivable. The outstanding balance of the note receivable as of December 28, 2015 was $0.2 million.
Related party revenue
The Company was party to transactions to sell services to Project Pie during the period Project Pie was a cost-method investee. The Company recorded revenues of $4,000 in 2015 and $109,000 in 2014, which are recorded as Lease and other revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 28, 2015 and December 29, 2014, the Company had an Accounts receivable balance from Project Pie of $0 and $66,000, respectively.

Note 20 — Segment Information
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
The following tables summarize information on profit or loss and assets for each of the Company’s reportable segments:

(in thousands)	2015	2014	2013
Revenues
Domestic Franchise	$45,579	$46,233	$40,450
Domestic Company Stores	74,300	50,598	39,148
International	330	568	897
Total	$120,209	$97,399	$80,495
Segment Operating Income (Loss)
Domestic Franchise	$20,750	$21,939	$20,540
Domestic Company Stores	1,359	1,307	(408)
International	238	20	(24)
Corporate and unallocated	(6,712)	(7,961)	(7,173)
Total	$15,635	$15,305	$12,935
Depreciation and amortization
Domestic Franchise	$5,392	$5,046	$4,753
Domestic Company Stores	4,579	2,975	2,193
International	31	31	27
Total	$10,002	$8,052	$6,973
Interest expense (income), net
Domestic Franchise	$—	$(2)	$(9)
Domestic Company Stores	2,301	2,547	1,505
International	(3)	(27)	(35)
Other	2,225	5,507	8,968
Total	$4,523	$8,025	$10,429
Provision for income taxes
Domestic Franchise	$—	$—	$—
Domestic Company Stores	—	—	—
International	9	9	9
Other	2,059	1,226	1,015
Total	$2,068	$1,235	$1,024

	2015	2014	2013
Total Assets
Domestic Franchise	$139,705	$137,417	$137,870
Domestic Company Stores	45,217	34,953	29,458
International	438	447	515
Other (1)	90,111	91,310	90,869
Total	$275,471	$264,127	$258,712

(1)	Other assets which are not allocated to the individual segments primarily include trade names & trademarks.
All long-lived assets are held within the United States. The following table summarizes revenues by geographic area:

(in thousands)	2015	2014	2013
Revenues
United States	$119,879	$96,831	$79,598
International	330	568	897
Total	$120,209	$97,399	$80,495

Note 21 — Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated:

(in thousands, except per share data)	Q1	Q2	Q3	Q4
2015
Revenue	$29,168	$29,121	$28,132	$33,788
Operating Income	5,348	2,588	3,045	4,654
Net Income (Loss)	2,596	(1,939)	1,122	2,632
Basic earnings (loss) per share	$0.16	$(0.09)	$0.07	$0.16
Diluted earnings (loss) per share	$0.15	$(0.09)	$0.07	$0.16

2014
Revenue	$25,117	$21,846	$22,169	$28,267
Operating Income	4,600	812	3,525	6,368
Net Income (Loss)	819	(1,607)	(788)	2,824
Basic (loss) earnings per share	$(0.20)	$(0.19)	$(0.05)	$0.17
Diluted (loss) earnings per share	$(0.20)	$(0.19)	$(0.05)	$0.17
The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Papa Murphy’s Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Papa Murphy’s Holdings, Inc. and subsidiaries (the “Company”) as of December 28, 2015 and December 29, 2014, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2015. Our audits of the consolidated financial statements included the accompanying financial statement schedules listed in the index appearing under Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa Murphy’s Holdings, Inc. and subsidiaries as of December 28, 2015 and December 29, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules, when read in conjunction with the related consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the balance sheet classification of deferred taxes due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, and debt issuance costs due to the adoption of Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs.

/s/ Moss Adams LLP
Portland, Oregon
March 9, 2016

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Management's evaluation of the effectiveness of our internal control over financial reporting was based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2015 fiscal year.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2015 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2015 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2015 fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2015 fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.
1.	Financial Statements:
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years ended December 28, 2015, December 29, 2014, and December 30, 2013	58
	Consolidated Balance Sheets as of December 28, 2015 and December 29, 2014	59
	Consolidated Statements of Shareholders’ Equity for the Fiscal Years ended December 28, 2015, December 29, 2014 and December 30, 2013	60
	Consolidated Statements of Cash Flows for the Fiscal Years ended December 28, 2015, December 29, 2014 and December 30, 2013	61
	Notes to Consolidated Financial Statements	62
	Report of Independent Registered Public Accounting Firm	94
2.	Financial Statement Schedule:
	Schedule I - Condensed Financial Information of the Registrant	99
	Schedule II - Valuation and Qualifying Accounts	103
	All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements or the notes thereto.
3.	Exhibits:

		INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE
3.1	Fifth Amended and Restated Certificate of Incorporation of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.2	May 13, 2014
4.1	Form of Common Stock Certificate.	S-1/A	333-194488	4.1	April 28, 2014
4.2	Second Amended and Restated Stockholders’ Agreement.	8-K	001-36432	4.1	May 13, 2014
10.1‡	Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.1	April 4, 2014
10.2	Stockholder’s Agreement	8-K	001-36432	10.1	May 13, 2014
10.3	Credit agreement, dated as of August 28, 2014 among PMI Holdings, Inc., General Electric Capital Corporation and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 13, 2014
10.4‡	Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.5	April 28, 2014
10.5	Form of Franchise Agreement.	S-1/A	333-194488	10.6	April 4, 2014
10.6	Form of Area Development Agreement.	S-1/A	333-194488	10.7	April 4, 2014
10.7	Form of Multiple Store Commitment Letter and Amendment to Franchise Agreement.	S-1/A	333-194488	10.8	April 4, 2014
10.8‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 24, 2011 among PMI Holdings, Inc. and John Barr.	S-1/A	333-194488	10.10	April 4, 2014
10.9‡	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement dated as of December 30, 2013 among PMI Holdings, Inc. and John Barr.	S-1/A	333-194488	10.11	April 4, 2014
10.10‡	Executive Employment and Non-Competition Agreement dated as of May 25, 2011 among PMI Holdings, Inc. and Ken C. Calwell.	S-1/A	333-194488	10.12	April 4, 2014
10.11‡	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Victoria T. Blackwell.	S-1/A	333-194488	10.14	April 4, 2014

10.12‡	Executive Employment and Non-Competition Agreement dated as of January 7, 2013 among PMI Holdings, Inc. and Jayson Tipp.	S-1/A	333-194488	10.15	April 4, 2014
10.13‡	Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Mark Hutchens.	S-1/A	333-194488	10.18	April 4, 2014
10.14‡	First Amendment to Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Ken Calwell.	S-1/A	333-194488	10.19	April 4, 2014
10.15‡	Form of Stock Option Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.20	April 21, 2014
10.16‡	Form of Stock Option Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.21	April 21, 2014
10.17‡	Form of Restricted Stock Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.22	April 21, 2014
10.18‡	Form of Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.23	April 21, 2014
10.19‡	Form of Amendment to the Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.24	April 21, 2014
10.20‡	Form of Stock Option Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.25	April 21, 2014
10.21‡	Form of Restricted Stock Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.26	April 21, 2014
10.22	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its directors and executive officers.	S-1/A	333-194488	10.27	April 21, 2014
10.23	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its sponsor-affiliated directors.	S-1/A	333-194488	10.28	April 21, 2014
10.24‡	Form of Stock Option Agreement subject to performance-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.29	April 28, 2014
10.25‡	Executive Employment and Non-Competition Agreement between PMI Holdings, Inc. and Dan Harmon.	S-1/A	333-194488	10.30	April 28, 2014
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Moss Adams LLP
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
*    Filed herewith
‡    A management contract or compensatory plan or arrangement

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)

	Fiscal Year
(in thousands)	2015	2014	2013
Equity in earnings (losses) of subsidiaries	$9,486	$4,046	$(1,159)
Selling, general and administrative expense	2,380	1,392	343
Operating Income (Loss)	7,106	2,654	(1,502)

Other expense, net	136	180	56
Income (Loss) Before Income Taxes	6,970	2,474	(1,558)

Provision for income taxes	2,059	1,226	1,014
Net Income (Loss)	4,911	1,248	(2,572)

Other Comprehensive Loss
Foreign currency translation adjustment	—	—	(2)
Total Comprehensive Income (Loss)	$4,911	$1,248	$(2,574)
See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Balance Sheets

(in thousands, except par value and share data)	December 28, 2015	December 29, 2014
Assets
Current Assets
Prepaid expenses and other current assets	$3,109	$304
Total current assets	3,109	304
Investment in affiliates	138,444	135,853
Total assets	$141,553	$136,157
Liabilities and Equity
Current Liabilities
Other current liabilities	$70	$153
Due to consolidated affiliates	1,388	3,994
Total current liabilities	1,458	4,147
Deferred tax liability	42,439	40,731
Total liabilities	$43,897	$44,878
Commitments and contingencies
Shareholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,949,720 and 16,944,308 shares issued and outstanding, respectively)	169	169
Additional paid-in capital	118,801	117,354
Stock subscription receivable	(100)	(100)
Accumulated deficit	(21,214)	(26,144)
Total shareholders’ equity	97,656	91,279
Total liabilities and shareholders’ equity	$141,553	$136,157
See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Statements of Cash Flows

	Fiscal Year
(in thousands)	2015	2014	2013
Net cash from operating activities	$(7,278)	$6,106	$(56)

Investing Activities
Investment in subsidiary	—	(59,675)	(57)
(Deemed) dividend from subsidiary	6,912	(1,098)	31,148
Net cash from investing activities	6,912	(60,773)	31,091

Financing Activities
Issuance of common stock, net of underwriting fees	—	59,675	57
Repurchases of common stock	(10)	(1,518)	(400)
Payment of preferred dividends and return of invested capital	—	—	(30,690)
Proceeds from exercise of stock options	376	—	—
Costs associated with initial public offering	—	(3,490)	—
Net cash from financing activities	366	54,667	(31,033)

Effect of exchange rate fluctuations on cash	—	—	(2)
Net change in cash and cash equivalents	—	—	—

Cash and Cash Equivalents, beginning of year	—	—	—
Cash and Cash Equivalents, end of period	$—	$—	$—
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

Note 2—Dividends
The following cash dividends were declared and paid to the preferred stockholders of the Parent Company during 2015, 2014 and 2013, respectively:

(in thousands)	2015	2014	2013
Series A Preferred holders	$—	$—	$30,346
Series B Preferred holders	—	—	344
In order to fund the dividends, dividends were paid to the Parent Company from its subsidiaries. See Note 10—Financing Arrangements of the Company’s consolidated financial statements for a discussion of the dividend restriction under the debt covenants.

Schedule II—Valuation and Qualifying Accounts

Papa Murphy’s Holdings, Inc. and Subsidiaries

	Balance at Beginning of Period	Provision (Benefit)	(Write-offs), Net of Recoveries	Currency Translation Adjustments	Balance at End of Period
Fiscal year 2015
Allowance for trade and other receivables	$60	$(30)	$1	$—	$31
Fiscal year 2014
Allowance for trade and other receivables	$37	$26	$(3)	$—	$60
Allowance for notes receivable	825	—	(763)	(62)	—
Total	$862	$26	$(766)	$(62)	$60
Fiscal year 2013
Allowance for trade and other receivables	$61	$—	$(24)	$—	$37
Allowance for notes receivable	434	427	—	(36)	825
Total	$495	$427	$(24)	$(36)	$862

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 9, 2016

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Mark Hutchens
	Name:	Mark Hutchens
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

	/s/ Ken Calwell	President and Chief Executive Officer	March 9, 2016
	Ken Calwell	(Principal Executive Officer) and Director

	/s/ Mark Hutchens	Chief Financial Officer	March 9, 2016
	Mark Hutchens	(Principal Financial Officer and
Principal Accounting Officer)

	*	Chairman of the Board, Director	March 9, 2016
John Barr

	*	Director	March 9, 2016
Jean M. Birch

	*	Director	March 9, 2016
Benjamin Hochberg

	*	Director	March 9, 2016
Yoo Jin Kim

	*	Director	March 9, 2016
L. David Mounts

	*	Director	March 9, 2016
John Shafer

	*	Director	March 9, 2016
Rob Weisberg

	*	Director	March 9, 2016
Jeffrey B. Welch

*By:	/s/ Mark Hutchens
Mark Hutchens
Attorney-in-fact