Form 10-Q
period 2016-03-28
Papa Murphy's Holdings, Inc.
filed 2016-05-04
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 28, 2016
OR
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
At April 29, 2016, there were 16,938,700 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Net Income

	Three Months Ended
(In thousands, except share and per share data)	March 28, 2016	March 30, 2015
Revenues
Franchise royalties	$10,496	$10,679
Franchise and development fees	954	1,140
Company-owned store sales	20,674	17,167
Other	861	182
Total revenues	32,985	29,168

Costs and Expenses
Store operating costs:
Cost of food and packaging	7,272	6,089
Compensation and benefits	5,734	4,354
Advertising	2,166	1,669
Occupancy	1,375	1,003
Other store operating costs	2,291	1,445
Selling, general and administrative	9,055	6,882
Depreciation and amortization	2,715	2,319
Loss on disposal of property and equipment	54	59
Total costs and expenses	30,662	23,820
Operating Income	2,323	5,348

Interest expense, net	1,179	1,130
Other expense, net	42	2
Income Before Income Taxes	1,102	4,216

Provision for income taxes	460	1,620
Net Income	$642	$2,596

Earnings per share of common stock
Basic	$0.04	$0.16
Diluted	$0.04	$0.15
Weighted average common stock outstanding
Basic	16,716,610	16,604,206
Diluted	16,753,294	16,791,684
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	March 28, 2016	December 28, 2015
ASSETS
Current Assets
Cash and cash equivalents	$481	$6,867
Accounts receivable, net	3,269	4,944
Current portion of notes receivable	81	78
Inventories	853	868
Prepaid expenses and other current assets	5,329	6,139
Total current assets	10,013	18,896
Property and equipment, net	23,128	21,261
Notes receivable, net of current portion	121	143
Goodwill	106,506	106,506
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	40,095	41,366
Other assets	324	297
Total assets	$267,189	$275,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,896	$9,798
Accrued expenses and other current liabilities	7,767	9,756
Current portion of unearned franchise and development fees	1,470	1,795
Current portion of long-term debt	2,279	2,800
Total current liabilities	16,412	24,149
Long-term debt, net of current portion	106,517	108,237
Unearned franchise and development fees, net of current portion	821	540
Deferred tax liability	42,096	42,439
Other long-term liabilities	2,824	2,450
Total liabilities	168,670	177,815
Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,942,932 and 16,949,720 shares issued, respectively)	169	169
Additional paid-in capital	119,063	118,842
Stock subscriptions receivable	(100)	(100)
Accumulated deficit	(20,613)	(21,255)
Total stockholders’ equity	98,519	97,656
Total liabilities and stockholders’ equity	$267,189	$275,471
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	March 28, 2016	March 30, 2015
Operating Activities
Net income	$642	$2,596
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	2,715	2,319
Loss on disposal of property and equipment	54	59
Non-cash employee equity compensation	231	156
Other non-cash items	81	80
Change in operating assets and liabilities
Accounts receivable	1,539	110
Prepaid expenses and other assets	878	617
Unearned franchise and development fees	(44)	(261)
Accounts payable	(2,533)	1,178
Accrued expenses and other liabilities	(1,787)	(2,227)
Deferred taxes	(343)	860
Net cash from operating activities	1,433	5,487

Investing Activities
Acquisition of property and equipment	(5,642)	(1,201)
Acquisition of stores, less cash acquired	—	(7,671)
Proceeds from sale of stores	136	—
Issuance of notes receivable	—	(250)
Payments received on notes receivable	18	18
Investment in cost-method investee	—	(500)
Net cash from investing activities	(5,488)	(9,604)

Financing Activities
Payments on long-term debt	(3,321)	—
Advances on revolver	1,000	—
Repurchases of common stock	(10)	(1)
Proceeds from exercise of stock options	—	51
Investment by noncontrolling interest holders	—	56
Net cash from financing activities	(2,331)	106

Net change in cash and cash equivalents	(6,386)	(4,011)
Cash and Cash Equivalents, beginning of year	6,867	5,056
Cash and Cash Equivalents, end of period	$481	$1,045

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,084	$1,080
Cash paid during the period for income taxes	2	3
Noncash Supplemental Disclosures of Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$705	$295
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy’s Take ‘N’ Bake pizza stores owned by the Company. As of March 28, 2016, the Company had 1,555 stores consisting of 1,513 domestic stores (1,378 franchised stores and 135 Company-owned stores) across 38 states, plus 42 franchised stores in Canada and the United Arab Emirates.
Substantially all of the Company’s revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights.
Basis of presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the Company’s opinion, all necessary adjustments, consisting of only normal recurring adjustments, have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2015.
During the three months ended March 28, 2016, the Company early adopted ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The Company applied the new guidance on a modified retrospective basis through a cumulative-effect adjustment. As a result, changes have been made to the presentation of Stockholders’ Equity in the Condensed Consolidated Balance Sheets at December 28, 2015. See Recent Accounting Pronouncements below for additional information. A summary of the changes made to the Condensed Consolidated Balance Sheets at December 28, 2015, is included in the following table:

(in thousands)	As Filed	Updated
Additional paid-in capital	$118,801	$118,842
Accumulated deficit	(21,214)	(21,255)
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
Fiscal year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal year 2016 is a 53-week year and 2015 was a 52-week year. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. References to 2016 and 2015 are references to fiscal years ending January 2, 2017, and ended December 28, 2015, respectively.

Accounting Pronouncements Recently Adopted
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The effective date for ASU 2016-09 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued. All amendments in ASU 2016-09 that apply must be adopted in the same period. The Company early adopted ASU 2016-09 at the beginning of fiscal year 2016. As permitted under ASU 2016-09, the Company has elected to account for forfeitures in compensation cost when they occur in order to ease the administrative burden of estimating forfeitures. The effect of adopting ASU 2016-09 is reflected in Stockholders’ Equity in the Condensed Consolidated Balance Sheets on a modified retrospective basis through a cumulative-effect adjustment. See Basis of Presentation above for additional information.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. The original effective date for ASU 2014-09 would have required adoption by the Company in the first quarter of fiscal 2017 with early adoption prohibited. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption in accordance with the original effective date of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition Transition Resource Group to clarify the principal versus agent assessment and lead to more consistent application. This new standard has the same effective date and transition requirements as ASU 2014-09.
The new revenue standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has not yet selected a transition method. The Company is continuing to evaluate the impact the adoption of this standard will have on the recognition of revenue.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations.

Note 2 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 28, 2016	December 28, 2015
Prepaid media development costs	$216	$352
Prepaid software and support	1,048	464
Prepaid rents	527	477
Prepaid insurance	517	602
Taxes receivable	2,101	2,872
POS software licenses for resale	—	660
Assets held for sale	599	605
Advertising cooperative assets, restricted	172	26
Other	149	81
Total prepaid expenses and other current assets	$5,329	$6,139
The Company recognizes software license revenue upon the resale of Point of Sale (“POS”) software licenses to franchise owners at cost. The income from the sale is included in Other revenues and the related expense is recorded in Selling, general and administrative costs on the Condensed Consolidated Statements of Net Income. POS software license revenue during the periods reported was as follows:

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
POS software license revenue	$657	$186

Note 3 — Property and Equipment
Property and equipment are net of accumulated depreciation of $15.2 million and $13.8 million at March 28, 2016, and December 28, 2015, respectively. Depreciation expense during the periods reported was as follows:

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
Depreciation expense	$1,444	$1,004

Note 4 — Intangible Assets
Intangible assets are net of accumulated amortization of $23.8 million and $23.0 million as of March 28, 2016, and December 28, 2015, respectively. Amortization expense during the periods reported was as follows:

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
Amortization expense	$1,271	$1,315

Note 5 — Receivables
Notes Receivable
Notes receivable consists of a note maturing in 2020 that is collateralized by store assets. Changes in the account balance represent amortization payments collected per the terms of the agreement.
Accounts Receivable
The Company’s allowance for doubtful accounts is as follows:

(in thousands)	March 28, 2016	December 28, 2015
Allowance for doubtful accounts	$33	$31

Note 6 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	March 28, 2016	December 28, 2015
2014 Credit Facility
Term loan	$105,879	$109,200
Revolving line of credit	1,000	—
Notes payable	3,000	3,000
Total principal amount of long-term debt	109,879	112,200
Unamortized debt issuance costs	(1,083)	(1,163)
Total long-term debt	108,796	111,037
Less current portion	(2,279)	(2,800)
Total long-term debt, net of current portion	$106,517	$108,237
2014 senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of Papa Murphy’s Holdings, Inc., entered into a $132.0 million senior secured credit facility (the “2014 Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of March 28, 2016, $105.0 million of the outstanding term loan balance was subject to the LIBOR rate option at 3.69%, and the remaining $0.9 million was subject to the base rate option at 5.50%. As of March 28, 2016, the revolving credit facility was subject to the base rate option at 5.75%.
With a maturity date of over one year from March 28, 2016, balances outstanding under the 2014 Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments due on the last day of each fiscal quarter. Minimum term loan amortization payments are $0.7 million, increasing to $1.4 million in the third fiscal quarter of 2016. A portion of the Company’s future term loan amortization payments have been made in advance of their due dates.
The weighted average interest rate for all borrowings under our 2014 Credit Facility for the first quarter of 2016 was 3.74%.
Notes payable
Papa Murphy’s Company Stores, Inc., a wholly owned subsidiary of Papa Murphy’s Holdings, Inc., has a $3.0 million note payable which bears interest at 5% and matures in December 2018. This note is subordinated to the 2014 Credit Facility.

Note 7 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 28, 2016		December 28, 2015
(in thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE	FAIR VALUE MEASUREMENTS
Financial assets
Notes receivable (1)	$202	$205	$221	$224	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
Financial instruments not included in the table above consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying value because of the short-term nature of the accounts. The fair value of long-term debt approximates carrying value because the borrowings are made with variable market rates and negotiated terms and conditions that are consistent with current market rates.

Note 8 — Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

(in thousands)	March 28, 2016	December 28, 2015
Accrued compensation and related costs	$2,491	$3,699
Gift cards payable	2,419	2,902
Accrued interest and non-income taxes payable	623	855
Convention fund balance	942	626
Unearned product rebates	498	922
Advertising cooperative liabilities	260	137
Other	534	615
	$7,767	$9,756

Note 9 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
Provision for income taxes	$460	$1,620
Income before income taxes	1,102	4,216
Effective income tax rate	41.7%	38.4%
The effective income tax rates for the three months ended March 28, 2016, and March 30, 2015, include the effect of certain permanent differences between tax reporting purposes and financial reporting purposes and the relative impact of those differences on a small quarterly income.

Note 10 — Share-based Compensation
In May 2010, the Company’s Board of Directors approved the 2010 Amended Management Incentive Plan (the “2010 Plan”). In May 2014, the Company’s Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2010 Plan, the “Incentive Plans”). The Incentive Plans reserve 2,116,747 common shares for equity incentive awards consisting of incentive stock options, non-qualified stock options, restricted stock awards and unrestricted stock awards. Equity incentive awards may be issued from either the 2014 Plan or the 2010 Plan.
Under the Incentive Plans, the Company has awarded 577,229 and 584,017 shares of restricted common stock to eligible employees as of March 28, 2016, and December 28, 2015, respectively. In addition, the Company has issued 1,238,551 and 1,076,555 stock options under the Incentive Plans to eligible employees as of March 28, 2016, and December 28, 2015, respectively.
During the three months ended March 28, 2016, the Company early adopted ASU 2016-09. As permitted under ASU 2016-09, the Company has elected to account for forfeitures in compensation cost when they occur in order to ease the administrative burden of estimating forfeitures. See Recent Accounting Pronouncements in Note 1 — Description of Business and Basis of Presentation for additional information.
Restricted common shares
Information with respect to restricted stock activity is as follows:

	Number of Shares of Restricted Common Stock
	Time Vesting	Performance Vesting	Weighted Average Sale/Grant Date Fair Value Per Share
Unvested, December 28, 2015	49,513	186,515	$3.11
Vested	(3,017)	—	5.48
Repurchased	(3,016)	(3,772)	1.42
Unvested, March 28, 2016	43,480	182,743	$3.00
The fair value of awards vested during the periods reported were as follows:

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2016	March 30, 2015
Total fair value of shares vested	$17	$17

Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options
	Time Vesting	Performance Vesting	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding, December 28, 2015	841,956	200,481	$11.55
Granted	169,950	—	11.03
Forfeited	(5,063)	(2,891)	11.62
Outstanding, March 28, 2016	1,006,843	197,590	$11.48	8.6 years	$—
Exercisable, March 28, 2016	500,264	—	$11.39	8.2 years	$—
Vested and expected to vest, March 28, 2016	930,856	167,952	$11.47	8.2 years	$—
Fair value information for options granted and vested and the intrinsic value of options exercised during the periods reported are as follows:

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2016	March 30, 2015
Weighted average grant date fair value per share	$3.71	$5.41
Total fair value of awards granted	629	1,039
Total fair value of awards vested	329	10
Total intrinsic value of options exercised	—	32
Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans during the periods reported were as follows:

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
Stock compensation expense	$231	$156
Associated income tax benefits	72	52

As of March 28, 2016, the total unrecognized stock-based compensation expense was $2.9 million, with $2.1 million associated with time vesting awards and $0.8 million associated with performance vesting awards. The remaining weighted average contractual life for unrecognized stock-based compensation expense was 3.1 years as of March 28, 2016.
The fair value of the stock option awards granted during the periods reported was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	March 28, 2016	March 30, 2015
Risk free rate	1.8%	1.9%
Expected volatility	30.4%	37.9%
Expected term	6.3 years	6.3 years
Expected dividend yield	0.0%	0.0%

Note 11 — Earnings per Share (EPS)
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
The following table sets forth the computations of basic and dilutive EPS:

	Three Months Ended
(in thousands, except per share data)	March 28, 2016	March 30, 2015
Earnings:
Net income	$642	$2,596
Shares:
Weighted average common shares outstanding	16,717	16,604
Dilutive effect of restricted equity awards	36	186
Diluted weighted average number of shares outstanding	16,753	16,792
Earnings per share:
Basic earnings per share	$0.04	$0.16
Diluted earnings per share	$0.04	$0.15
For the three months ended March 28, 2016, and March 30, 2015, an aggregated total of 380,000 shares and 174,000 shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

Note 12 — Commitments and Contingencies
Operating lease commitments
The Company leases facilities and various office equipment under non-cancelable operating leases which expire through December 2025. Lease terms for its store units are generally for five years with renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs.
The Company has entered into operating leases that it has subleased to three franchised stores. These operating leases have minimum base rent terms, contingent rent terms if individual franchised store sales exceed certain levels and have terms expiring on various dates from May 2020 to October 2020.
Lease guarantees
The Company is the guarantor for operating leases of 17 franchised stores that have terms expiring on various dates from August 2016 to April 2021. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of March 28, 2016, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.
Legal proceedings
The Company is currently subject to litigation with a group of franchise owners. In January 2014, six franchise owner groups claimed that the Company misrepresented sales volumes, made false representations to them and charged excess advertising fees, among other things. The Company engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but was unable to reach a settlement agreement. On April 4, 2014, a total of twelve franchise owner groups, including those franchise owners that previously made the allegations described above, filed a lawsuit against the Company in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by the Company in that lawsuit, the court ruled on July 9, 2014 that certain of the plaintiffs’ claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with the Company prior to filing the lawsuit must mediate with the Company in good faith, and that their claims be stayed until they have completed mediating with the Company in good faith.
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
In October 2014, the Company engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts since then, the Company has reached resolution with 13 of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending. In addition, some of the claims have been dismissed without prejudice and, as a result, those plaintiffs could refile their claims if various contingencies are not met and the Company therefore provides no assurance that those dismissals will actually occur or remain in effect.
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
The Company is also currently named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 8, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges the Company failed to comply with the requirements of the Telephone Consumer Protection Act (TCPA) when it sent SMS text messages to consumers. The plaintiff in the lawsuit asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. The Company believes the plaintiff’s interpretation of the law is incorrect and it will continue to vigorously defend itself in the lawsuit, but provide no assurance that it will be successful. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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

Note 13 — Related Party Transactions
Employee loans related to share purchases
In connection with share-based compensation, the Company previously made loans to certain non-officer employees of the Company (see Note 10 — Share-based Compensation). Loans made in connection with the issuance of the Company’s equity have been recognized in Stock subscriptions receivable as a reduction of total equity. As of March 28, 2016, and December 28, 2015, the Company had stock subscription receivables of $0.1 million.

Related party revenue
The Company was party to transactions to sell services to Project Pie, LLC (“Project Pie”) during the period Project Pie was a cost-method investee. Revenue from these transactions are recorded as Other revenues on the Condensed Consolidated Statements of Net Income. Related party revenue during the periods reported was as follows:

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
Related party revenue	$—	$4

Note 14 — Segment Information
The Company has the following reportable segments: (i) Domestic Franchise; (ii) Domestic Company Stores; and (iii) International. The Domestic Franchise segment includes operations with respect to franchised stores in the United States and derives its revenues primarily from franchise and development fees and franchise royalties from franchised stores in the United States. The Domestic Company Stores segment includes operations with respect to Company-owned stores in the United States and derives its revenues from retail sales of pizza and side items to the general public. The International segment includes operations related to the Company’s operations outside the United States and derives its revenues from franchise and development fees and franchise royalties from franchised stores outside the United States.
The following tables summarize information on profit or loss and assets for each of the Company’s reportable segments:

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
Revenues
Domestic Franchise	$12,215	$11,935
Domestic Company Stores	20,674	17,167
International	96	66
Total	$32,985	$29,168
Segment Operating Income (Loss)
Domestic Franchise	$3,827	$5,927
Domestic Company Stores	(92)	1,136
International	53	24
Corporate and unallocated	(1,465)	(1,739)
Total	$2,323	$5,348
Depreciation and amortization
Domestic Franchise	$1,463	$1,300
Domestic Company Stores	1,241	1,011
International	11	8
Total	$2,715	$2,319

(in thousands)	March 28, 2016	December 28, 2015
Total Assets
Domestic Franchise	$131,716	$139,705
Domestic Company Stores	45,821	45,217
International	371	438
Other (1)	89,281	90,111
Total	$267,189	$275,471

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks, unamortized deferred financing charges, and an intercompany note.

Note 15 — Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the Unaudited Condensed Consolidated Financial Statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s Unaudited Condensed Consolidated Financial Statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 4, 2016, the date the Unaudited Condensed Consolidated Financial Statements were issued.
On April 11, 2016, Papa Murphy’s Company Stores, Inc., a wholly owned subsidiary of the Company, acquired certain assets used in the operation of nine Papa Murphy’s stores in the Joplin, Missouri, and Fort Smith, Arkansas, areas from a franchise owner. The total purchase price of $2.4 million was funded through existing cash and advances on the 2014 Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2016 is a 53-week period ending on January 2, 2017, and 2015 was a 52-week period ended on December 28, 2015.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015 and in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, financing resources, business strategies and priorities, resolution of litigation and claims, expectations for reducing operating costs through the use of our POS system terminals, future benefits of implementing POS system terminals, expansion and growth opportunities, the mix of new store openings, exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

2016 Highlights
Revenue Growth
Total revenues for the three months ended March 28, 2016, compared to the three months ended March 30, 2015, grew 13.1% from $29.2 million to $33.0 million due primarily to the strategic acquisition of franchised stores by our Domestic Company Stores segment and new store openings, partially offset by a decline in comparable store sales. System-wide sales for the three months ended March 28, 2016, compared to the three months ended March 30, 2015, increased 0.9% from $234.6 million to $236.9 million.

Comparable store sales in 2016 compared to 2015 for selected segments were as follows:

	Three Months Ended
	March 28, 2016	March 30, 2015
Domestic Franchise	(2.8)%	5.5%
Domestic Company Stores	(2.8)%	6.4%
Total domestic stores	(2.8)%	5.6%
As of March 28, 2016, we had achieved positive comparable store sales growth in 42 of the last 49 quarters. Comparable store sales for the three months ended March 28, 2016 was impacted by flat year-over-year media levels in many markets and the lapping of our successful $10 Tuesday promotion promoted during the first quarter in 2015.
Store Development
In the three months ended March 28, 2016, we and our franchise owners opened 27 stores, including 25 in the United States. While we plan to strategically expand our Company-owned store base in select markets, we may also refranchise select Company-owned stores over time as opportunities arise. We expect the majority of our new store expansion will continue to be from new franchised store openings.
Technology Investments
Our POS system is an important technology platform and tool for our future growth. Future precision marketing tools and mobile coupon capabilities necessitate POS system terminals in our stores. We have rolled out POS system terminals to 1,307 stores as of March 28, 2016. We believe that an opportunity remains for many of our franchise owners to reduce their operating costs by increased utilization of the POS system. We continue to roll out an integrated online ordering platform coupled with the latest version of our POS system software, which was in 1,420 stores as of March 28, 2016.

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

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
Revenues
Domestic Franchise	$12,215	$11,935
Domestic Company Stores	20,674	17,167
International	96	66
Total	$32,985	$29,168
Segment Operating Income (Loss)
Domestic Franchise	$3,827	$5,927
Domestic Company Stores	(92)	1,136
International	53	24
Corporate and unallocated	(1,465)	(1,739)
Total	$2,323	$5,348
Depreciation and amortization
Domestic Franchise	$1,463	$1,300
Domestic Company Stores	1,241	1,011
International	11	8
Total	$2,715	$2,319

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended
	March 28, 2016	March 30, 2015
Domestic store average weekly sales	$11,928	$12,395
Domestic comparable store sales	(2.8)%	5.6%
Domestic comparable stores	1,407	1,356
System-wide sales (in thousands)	$236,851	$234,633
System-wide stores	1,555	1,476
Adjusted EBITDA (in thousands)	$5,729	$8,015
Average Weekly Sales
Average Weekly Sales (“AWS”) consists of the average weekly sales of domestic franchised and Company-owned stores over a specified period of time. AWS is calculated by dividing the total net sales of our domestic system-wide stores for the relevant time period by the number of weeks those same stores were open during that time period. This measure allows management to assess changes in customer traffic and spending patterns at our domestic system-wide stores.

Comparable Store Sales
Comparable store sales represents the change in year-over-year sales for comparable stores. A comparable store is a store open for at least 52 full weeks from the comparable date (the Tuesday following the opening date). This measure highlights the performance of existing stores, while excluding the effect of newly opened or closed stores. Comparable store sales reflects changes in the number of transactions and in customer spend per transaction at existing stores. Customer spend per transaction is affected by changes in menu prices, sales mix and the number of items sold per customer.
System-Wide Sales
System-wide sales include net sales by all of our system-wide stores. This measure allows management to assess the health of our brand, our relative position to competitors and changes in our royalty revenues.
Store Openings, Closures, Acquisitions and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquisitions and divestitures of stores to assess growth in system-wide sales, royalty revenues and Company-owned store sales. We operate through a footprint of 1,555 stores as of March 28, 2016, of which 91.3% are franchised, located in 38 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the three months ended March 28, 2016.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total
Store count at December 28, 2015	127	1,369	1,496	40	1,536
Openings	8	17	25	2	27
Closings	—	(8)	(8)	—	(8)
Store count at March 28, 2016	135	1,378	1,513	42	1,555
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

▪	non-recurring or unusual cash fees, costs, charges, losses and expenses;

▪	fees, costs and expenses related to acquisitions; and

▪	pre-opening costs with respect to new stores.
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
Management uses Adjusted EBITDA and other similar measures:

▪	in comparing our operating performance on a consistent basis;

▪	to calculate incentive compensation for our employees;

▪	for planning purposes, including the preparation of our internal annual operating budget; and

▪	to evaluate the performance and effectiveness of our operational strategies.
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
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
Net Income	$642	$2,596
Depreciation and amortization	2,715	2,319
Provision for income taxes	460	1,620
Interest expense, net	1,179	1,130
EBITDA	4,996	7,665
Loss on disposal of property and equipment (1)	54	59
Transaction costs (2)	—	33
New store pre-opening expenses (3)	290	70
Non-cash expenses and non-income based state taxes (4)	389	188
Adjusted EBITDA	$5,729	$8,015

(1)	Represents non-cash losses resulting from disposal of property and equipment, including divested Company-owned stores.

(2)	Represents transaction costs relating to the acquisition of multiple franchised stores.

(3)
Represents expenses directly associated with the opening of new stores and incurred primarily in advance of the store opening, including wages, benefits and travel for training of opening teams, grand opening marketing costs and other store operating costs.

(4)
Represents (i) non-cash expenses related to equity-based compensation; (ii) non-cash expenses related to the difference between GAAP and cash rent expense; and (iii) state revenue taxes levied in lieu of an income tax.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three months ended March 28, 2016, and March 30, 2015.

	Three Months Ended
	March 28, 2016		March 30, 2015
(in thousands)	$	TOTAL % OF REVENUES	$	TOTAL % OF REVENUES
Revenues
Franchise royalties	$10,496	31.8%	$10,679	36.6%
Franchise and development fees	954	2.9%	1,140	3.9%
Company-owned store sales	20,674	62.7%	17,167	58.9%
Other	861	2.6%	182	0.6%
Total revenues	32,985	100.0%	29,168	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	7,272	22.0%	6,089	20.9%
Compensation and benefits (1)	5,734	17.4%	4,354	14.9%
Advertising (1)	2,166	6.6%	1,669	5.7%
Occupancy (1)	1,375	4.2%	1,003	3.4%
Other store operating costs (1)	2,291	6.9%	1,445	5.0%
Selling, general and administrative	9,055	27.5%	6,882	23.6%
Depreciation and amortization	2,715	8.2%	2,319	8.0%
Loss on disposal of property and equipment	54	0.2%	59	0.2%
Total costs and expenses	30,662	93.0%	23,820	81.7%
Operating Income	2,323	7.0%	5,348	18.3%
Interest expense, net	1,179	3.6%	1,130	3.9%
Other expense, net	42	0.1%	2	0.0%
Income Before Income Taxes	1,102	3.3%	4,216	14.5%
Provision for income taxes	460	1.4%	1,620	5.6%
Net Income	$642	1.9%	$2,596	8.9%

(1)
Please see the table presented in Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store revenue for the three months ended March 28, 2016, and March 30, 2015.

Revenues
Total revenues. In the three months ended March 28, 2016, Total revenues grew primarily from the acquisition of franchised stores in 2015 by our Domestic Company Stores segment and net new store openings, partially offset by a decline in domestic comparable store sales of 2.8%.
Franchise royalties. Franchise royalties decreased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, primarily due to a decline in Domestic Franchise comparable store sales of 2.8%. In addition to a 2.8% drop in royalties due to comparable store sales, royalties declined by an additional 1.2% due to the shift in our store portfolio as the Company has acquired 19 net stores from franchise owners since since December 29, 2014. These declines were offset, in part, by a 2.1% increase in royalties as a result of opening 69 new franchised stores, net of closures, since December 29, 2014.
The decrease in Franchise royalties as a percentage of Total revenues was the result of increases in the number of Company-owned stores period over period, compared to the three months ended March 30, 2015.
Franchise and development fees. Franchise and development fees decreased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, due to a reduction in the number of forfeited franchise deposits and the opening of two fewer franchised stores, partially offset by an increase in the number of transfer fees.

Company-owned store sales. Company-owned store sales increased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, due to the acquisition of 23 stores from franchise owners and the opening of 26 Company-owned stores since December 29, 2014, partially offset by the divestiture of four stores and the closure of one store since December 29, 2014 and a decline in comparable store sales of 2.8%.
Other. Other revenue increased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, due to an increase of $0.5 million from the resale of POS software licenses to franchise owners at cost. An equal and offsetting cost related to the resale of the POS software licenses is included in Selling, general and administrative expenses as discussed below.
Costs and Expenses
Total costs and expenses. Total costs and expenses increased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, primarily as a result of the increase in the number of Company-owned stores period over period.
Store operating costs. Store operating costs as a percentage of total revenues increased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, primarily as a result of the increase in the number of Company-owned stores period over period, including many stores in less developed markets with lower average sales volumes.
The following table presents the components of Store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended
	March 28, 2016	March 30, 2015
Store operating costs as a % of Company-owned store revenue:
Cost of food and packaging	35.2%	35.5%
Compensation and benefits	27.7%	25.4%
Advertising	10.5%	9.7%
Occupancy	6.7%	5.8%
Other store operating costs	11.0%	8.4%
Total store operating costs	91.1%	84.8%
Total store operating costs as a percentage of Company-owned store sales increased 630 basis points in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, due primarily to the effect of store portfolio changes as we increased our Company-owned store ownership in less developed markets.

▪
Store Portfolio Changes. We acquired 23 stores from franchise owners, opened 26 new stores, closed one store and refranchised four stores since December 29, 2014. This shift in our store portfolio is the primary driver behind the increase in Total store operating costs as a percentage of Company-owned store sales for the three months ended March 28, 2016, compared to the three months ended March 30, 2015, because most of the stores acquired and all of the new stores opened have sales volumes currently lower than the average store sales for the rest of our portfolio.

▪
Compensation and benefits. As we open or acquire stores in less developed markets with lower average sales volumes, we realize lower efficiencies in labor due to minimum labor demands for a store, regardless of volume. As we invest in these new stores and develop the markets, we expect AWS to grow and Compensation and benefits to approach a more historical norm.

▪
Other store operating costs. New store opening costs of $290,000 were recognized in Other store operating costs for the three months ended March 28, 2016, compared to $70,000 in the three months ended March 30, 2015. Opening costs have historically averaged around $35,000 per store with the majority of the costs incurred within two months of the store opening. In 2016, the Company opened eight new stores as of March 28, 2016, with more nearing completion. Excluding the impact of pre-opening costs in 2016, Other store operating costs as a percentage of Company-owned store sales would have been 9.7% for the three months ended March 28, 2016.

Selling, general and administrative. Selling, general and administrative costs increased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, primarily due to an increase in marketing expenses in excess of available funds in our advertising fund of $1.1 million, an increase in POS system license sales of $0.5 million over the prior year and costs associated with our new e-commerce platform of $0.5 million.
Excluding the revenues and expenses related to the resale of the POS system software licenses sold to franchise owners at cost and the increased marketing spending, Selling, general and administrative costs as a percent of revenues would have been 22.5% for the three months ended March 28, 2016.
Depreciation and amortization. Depreciation and amortization increased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, due primarily to the depreciation associated with an increased number of Company-owned stores and increased capital expenditures for business technology projects.
Interest expense, net. Interest expense, net increased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, as a result of increased borrowing rates, partially offset by a reduction in long-term debt outstanding.
Income Taxes. The Provision for income taxes decreased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, due primarily to a change in Income Before Income Taxes. The effective tax rate for the three months ended March 28, 2016, was 41.7% compared to 38.4% for the three months ended March 30, 2015. The effective tax rate increased primarily due to an increase in our blended state tax rate as we have continued to build and acquire more Company-owned stores in higher tax jurisdictions. Our income taxes have varied from what would be expected from the application of prevailing statutory rates mainly due to the impact of meal and entertainment expenses and share-based compensation expenses.
Segment Results
Domestic Franchise. Total revenues for the Domestic Franchise segment increased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, due to increased revenue related to the POS system software licenses of $0.5 million, partially offset by a decline in segment comparable store sales of 2.8%.
Operating Income for the Domestic Franchise segment decreased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, due to an increase in marketing expenses in excess of available funds in our advertising fund of $1.1 million, an increase in e-commerce spending of $0.3 million, and a $0.3 million decline in segment revenues.
Domestic Company Stores. Total revenues for the Domestic Company Stores segment increased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, primarily due to the opening of 26 stores and the acquisition of 23 stores from franchise owners since December 29, 2014, partially offset by the refranchising of four stores and closure of one store in the same period.
Operating (Loss) Income for the Domestic Company Stores segment decreased in the three months ended March 28, 2016, compared to the three months ended March 30, 2015, as a result of lower margins from stores acquired and newly opened, most of which are in lesser developed markets, a decline in comparable store sales of 2.8% and increased pre-opening costs of $0.2 million.
International. Total revenues and Operating Income for the International segment increased for the three months ended March 28, 2016, compared to the three months ended March 30, 2015, primarily due to the opening of 14 stores since December 29, 2014.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees and principal payments on our debt as well as support our growth strategy. If the need arises, we may seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
As of March 28, 2016, we had Cash and cash equivalents of $0.5 million and $20.0 million of available borrowings under a revolving credit facility, of which $1.0 million was drawn. As of March 28, 2016, we had $109.9 million of outstanding indebtedness. Principal payments under our 2014 Credit Facility are due on the last day of each fiscal quarter through the life of the 2014 Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of March 28, 2016, we were in compliance with all of our covenants and other obligations under our 2014 Credit Facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended
(in thousands)	March 28, 2016	March 30, 2015
Cash flows from operating activities	$1,433	$5,487
Cash flows from investing activities	(5,488)	(9,604)
Cash flows from financing activities	(2,331)	106
Total cash flows	$(6,386)	$(4,011)
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.4 million for the three months ended March 28, 2016, resulted primarily from net income of $0.6 million, adjusted for items such as depreciation and amortization and working capital changes. The $4.1 million decrease over the three months ended March 30, 2015 was primarily driven by the $2.0 million decrease in net income and a net decrease of $2.6 million from changes in operating assets and liabilities.
Cash Flows from Investing Activities
Net cash used by investing activities was $5.5 million in the three months ended March 28, 2016, compared to net cash used of $9.6 million in the three months ended March 30, 2015. The $4.1 million decrease in cash used by investing activities was due primarily to a decrease of $7.7 million for the acquisition of stores and $4.4 million of capital expenditures for property, plant, and equipment compared to the three months ended March 30, 2015.
Cash Flows from Financing Activities
Net cash used by financing activities was $2.3 million in the three months ended March 28, 2016, compared to net cash provided of $0.1 million in the three months ended March 30, 2015. The $2.4 million increase in net cash used compared to the three months ended March 30, 2015 was primarily due to payments made on our outstanding long-term debt in advance of their due date.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We currently are subject to litigation with a group of our franchise owners. In January 2014, six franchise owner groups claimed that we misrepresented our sales volumes, made false representations to them and charged excess advertising fees, among other things. We engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but we were unable to reach a settlement agreement. On April 4, 2014, a total of twelve franchise owner groups, including those franchise owners that previously made the allegations described above, filed a lawsuit against us in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by us in that lawsuit, the court ruled on July 9, 2014, that certain of the plaintiffs’ claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with us prior to filing the lawsuit must mediate with us in good faith, and that their claims be stayed until they have done so.
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
In October 2014, we engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts since then, we have reached resolution with 13 of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending.
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
We are also currently named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 8, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges we failed to comply with the requirements of the Telephone Consumer Protection Act (TCPA) when we sent SMS text messages to consumers. The plaintiff in the lawsuit asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. We believe the plaintiff’s interpretation of the law is incorrect and we will continue to vigorously defend ourselves in the lawsuit, but provide no assurance that we will be successful. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, includes a detailed discussion of our risk factors under the section title “Risk Factors.” Other than the two risk factors set forth below, which supersede two similar risk factors previously disclosed in our Annual Report on Form 10-K, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment. The risk factors and other information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 28, 2015 should be carefully considered before making an investment decision relating to our common stock.
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

•
Franchise owners’ participation in our strategy. Our franchise owners are an integral part of our business. We may be unable to successfully implement our growth strategy if our franchise owners do not actively participate in such implementation. From time to time, franchise owners, individually or through an independent franchise owner group, have disagreed with or resisted elements of our strategy, including new product initiatives and investments in their stores such as remodeling and implementing the POS system. Franchise owners may also fail to participate in our marketing initiatives, which could materially and adversely affect their sales trends, AWS and results of operations. In addition, the failure of our franchise owners to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success. It also may be difficult for us to monitor our international franchise owners’ implementation of our growth strategy due to our lack of personnel in the markets served by such franchise owners.

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
We currently are subject to litigation with a group of our franchise owners as described in Item 1. Legal Proceedings. We also may become subject to additional litigation with franchise owners in the future. Engaging in such litigation may be costly, time-consuming and distracting to management and also may materially and adversely affect our relationships with potential franchise owners and our ability to attract new franchise owners. In addition to these and other claims that may be brought against us by franchise owners, we also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Such litigation may be time consuming, distracting and costly. Any negative outcome of these or any other claims could materially and adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and our brand.

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

•
Pre-Sale Development Program. In 2015, we began building stores in our Domestic Company Stores segment under our pre-sale development program. Under this program, from time to time we develop a new store and incur the costs of development of the store, which we ultimately expect to recoup through the sale of the store to a franchise owner, who agrees to reimburse us for the costs of development on a specified payment schedule. If for any reason we fail to sell a store we have developed under this program or a franchise owner agrees to purchase a store but fails to make the scheduled reimbursement payments, and we otherwise are unable to recoup the costs of development of the store, our financial position, results of operations and cash flows could be adversely affected.

•
Development Billing Agreement. In connection with development of new stores by our franchise owners, we currently require them to enter into a development billing agreement under which we pay on the franchise owner’s behalf certain third party vendors for the development of the new store. Under the agreement, the franchise owner is required to place funds in a specified account and authorize us to access that account electronically to pay third party vendors for various costs related to the build-out of the new store. As a result of these agreements, we may expose our credit to risk resulting from franchise owner defaults, acquire excess inventory and experience unintended tax consequences.

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
Any increase in the cost of labor could adversely affect our business and our growth. Competition for employees could require us or our franchise owners to pay higher wages, which could result in higher labor costs. In addition increases in the minimum wage, of which several have been mandated by governing bodies in some localities in which we or our franchise owners operate stores, would increase our labor costs. Moreover, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially and adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
During the three months ended March 28, 2016, the Company repurchased the following shares:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2015 to January 31, 2016	—		$—	—	N/A
February 1 to February 29, 2016	—		—	—	N/A
March 1 to March 28, 2016	6,788	(1)	1.42	—	N/A
Total	6,788		$1.42	—	N/A

(1)
The Company repurchased unvested restricted shares from a former employee whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid by the former employee for the unvested shares.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
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

Date: May 4, 2016