Form 10-Q
period 2016-06-27
Papa Murphy's Holdings, Inc.
filed 2016-08-03
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 27, 2016
OR
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
At July 29, 2016, there were 16,957,420 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Net Income (Loss)

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Revenues
Franchise royalties	$9,538	$9,753	$20,034	$20,433
Franchise and development fees	574	830	1,528	1,970
Company-owned store sales	19,470	18,156	40,144	35,323
Other	312	382	1,173	564
Total revenues	29,894	29,121	62,879	58,290

Costs and Expenses
Store operating costs:
Cost of food and packaging	6,781	6,443	14,053	12,533
Compensation and benefits	5,577	4,722	11,311	9,076
Advertising	1,897	1,753	4,063	3,422
Occupancy	1,503	1,174	2,878	2,176
Other store operating costs	2,555	1,856	4,846	3,301
Selling, general and administrative	5,912	8,162	14,967	15,045
Depreciation and amortization	2,915	2,420	5,630	4,739
(Gain) loss on disposal of property and equipment	(59)	3	(5)	62
Total costs and expenses	27,081	26,533	57,743	50,354
Operating Income	2,813	2,588	5,136	7,936

Interest expense, net	1,208	1,143	2,387	2,273
Loss on impairment of investments	—	4,500	—	4,500
Other expense, net	43	44	85	46
Income (Loss) Before Income Taxes	1,562	(3,099)	2,664	1,117

Provision for (benefit from) income taxes	610	(1,160)	1,070	460
Net Income (Loss)	952	(1,939)	1,594	657

Net loss attributable to noncontrolling interests	—	500	—	500
Net Income (Loss) Attributable to Papa Murphy’s	$952	$(1,439)	$1,594	$1,157

Earnings (loss) per share of common stock
Basic	$0.06	$(0.09)	$0.10	$0.07
Diluted	$0.06	$(0.09)	$0.10	$0.07
Weighted average common stock outstanding
Basic	16,744,553	16,629,666	16,730,581	16,616,936
Diluted	16,766,587	16,629,666	16,760,578	16,872,504
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	June 27, 2016	December 28, 2015
ASSETS
Current Assets
Cash and cash equivalents	$435	$6,867
Accounts receivable, net	2,824	4,944
Current portion of notes receivable	85	78
Inventories	967	868
Prepaid expenses and other current assets	5,087	6,139
Total current assets	9,398	18,896
Property and equipment, net	27,816	21,261
Notes receivable, net of current portion	99	143
Goodwill	108,462	106,506
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	38,844	41,366
Other assets	405	297
Total assets	$272,026	$275,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,446	$9,798
Accrued expenses and other current liabilities	7,789	9,756
Current portion of unearned franchise and development fees	1,630	1,795
Current portion of long-term debt	3,679	2,800
Total current liabilities	18,544	24,149
Long-term debt, net of current portion	107,195	108,237
Unearned franchise and development fees, net of current portion	358	540
Deferred tax liability	42,671	42,439
Other long-term liabilities	3,268	2,450
Total liabilities	172,036	177,815
Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,957,420 and 16,949,720 shares issued, respectively)	170	169
Additional paid-in capital	119,481	118,842
Stock subscriptions receivable	—	(100)
Accumulated deficit	(19,661)	(21,255)
Total stockholders’ equity	99,990	97,656
Total liabilities and stockholders’ equity	$272,026	$275,471
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	June 27, 2016	June 29, 2015
Operating Activities
Net income	$1,594	$657
Net loss attributable to noncontrolling interests	—	500
Net income attributable to Papa Murphy’s	1,594	1,157
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	5,630	4,739
(Gain) loss on disposal of property and equipment	(5)	62
Non-cash employee equity compensation	427	656
Loss on impairment of cost-method investment	—	4,000
Other non-cash items	158	485
Change in operating assets and liabilities
Accounts receivable	1,984	556
Prepaid expenses and other assets	1,072	(1,050)
Unearned franchise and development fees	(347)	(678)
Accounts payable	(3,840)	1,296
Accrued expenses and other liabilities	(1,520)	(1,025)
Deferred taxes	232	(468)
Net cash from operating activities	5,385	9,730

Investing Activities
Acquisition of property and equipment	(9,533)	(2,834)
Acquisition of stores, less cash acquired	(2,449)	(9,343)
Proceeds from sale of stores	136	—
Issuance of notes receivable	—	(250)
Payments received on notes receivable	37	32
Investment in cost-method investee	—	(500)
Net cash from investing activities	(11,809)	(12,895)

Financing Activities
Payments on long-term debt	(3,321)	(1,400)
Advances on revolver, net	3,000	500
Repurchases of common stock	(80)	(10)
Proceeds from exercise of stock options	293	51
Payments received on subscription receivables	100	—
Investment by noncontrolling interest holders	—	56
Net cash from financing activities	(8)	(803)

Net change in cash and cash equivalents	(6,432)	(3,968)
Cash and Cash Equivalents, beginning of year	6,867	5,056
Cash and Cash Equivalents, end of period	$435	$1,088

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$2,243	$2,164
Cash paid during the period for income taxes	136	1,422
Noncash Supplemental Disclosures of Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$2,509	$1,074
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy’s Take ‘N’ Bake pizza stores owned by the Company. As of June 27, 2016, the Company had 1,570 stores consisting of 1,531 domestic stores (1,375 franchised stores and 156 Company-owned stores) across 38 states, plus 39 franchised stores in Canada and the United Arab Emirates.
Substantially all of the Company’s revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights.
Basis of presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the Company’s opinion, all necessary adjustments, consisting of only normal recurring adjustments, have been made for the fair statement of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2015.
During the three months ended March 28, 2016, the Company early-adopted ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The Company applied the new guidance on a modified retrospective basis through a cumulative-effect adjustment. As a result, changes have been made to the presentation of Stockholders’ Equity in the Condensed Consolidated Balance Sheets as of December 28, 2015. See Recent Accounting Pronouncements below for additional information. A summary of the changes made to the Condensed Consolidated Balance Sheets as of December 28, 2015, is included in the following table:

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
Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The effective date for ASU 2016-09 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued. All amendments in ASU 2016-09 that apply must be adopted in the same period. The Company early-adopted ASU 2016-09 at the beginning of fiscal year 2016. As permitted under ASU 2016-09, the Company has elected to account for forfeitures in compensation cost when they occur in order to ease the administrative burden of estimating forfeitures. The effect of adopting ASU 2016-09 is reflected in Stockholders’ Equity in the Condensed Consolidated Balance Sheets on a modified retrospective basis through a cumulative-effect adjustment. See Basis of Presentation above for additional information.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations.

Note 2 — Acquisitions
On April 11, 2016, Papa Murphy’s Company Stores, Inc., a wholly owned subsidiary of the Company, acquired certain assets used in the operation of nine Papa Murphy’s stores in the Joplin, Missouri, and Fort Smith, Arkansas, areas from a franchise owner. The total consideration paid of approximately $2.9 million was funded through existing cash, $0.5 million in insurance proceeds and advances on the Company's Senior Credit Facility (see Note 8 — Financing Arrangements).
The fair values of the assets acquired are summarized below (in thousands):

Cash and cash equivalents	$4
Inventory	23
Prepaid expenses and other current assets	22
Property and equipment	503
Asset retirement obligations	(59)
Total identifiable net assets acquired	493
Goodwill	1,956
Total net assets acquired	2,449
Dispute settlement	500
Total consideration	$2,949
Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is expected to be fully deductible for income tax purposes. This goodwill is primarily attributable to the acquired customer bases and, to a lesser extent, economies of scale expected from combining the operations of the acquired stores with the existing operations of the Company.
The pro forma effects of this acquisition and the operating results of the acquired stores are not presented because the effects were not material to reported results.

Note 3 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 27, 2016	December 28, 2015
Prepaid media production costs	$430	$352
Prepaid software and services	964	464
Prepaid rents	557	477
Prepaid insurance	84	602
Taxes receivable	2,170	2,872
POS software licenses for resale	—	660
Assets held for sale	599	605
Advertising cooperative assets, restricted	208	26
Other	75	81
Total prepaid expenses and other current assets	$5,087	$6,139
The Company recognizes software license revenue upon the resale of Point of Sale (“POS”) software licenses to franchise owners at cost. The income from the sale is included in Other revenues and the related expense is recorded in Selling, general and administrative costs on the Condensed Consolidated Statements of Net Income (Loss). POS software license revenue during the periods reported was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
POS software license revenue	$—	$115	$657	$301

Note 4 — Property and Equipment
Property and equipment are net of accumulated depreciation of $14.1 million and $13.8 million at June 27, 2016, and December 28, 2015, respectively. Depreciation expense during the periods reported was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Depreciation expense	$1,664	$1,075	$3,108	$2,079

Note 5 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	Domestic Company Stores	Domestic Franchise	Total
Balance at December 28, 2015	$24,960	$81,546	$106,506
Acquisitions	1,956	—	1,956
Balance at June 27, 2016	$26,916	$81,546	$108,462
There is no goodwill associated with the International Segment. The Company has determined that during the three months ended June 27, 2016, there were no triggering events that would require an updated impairment review.

Note 6 — Intangible Assets
Intangible assets are net of accumulated amortization of $24.8 million and $23.0 million as of June 27, 2016, and December 28, 2015, respectively. Amortization expense during the periods reported was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Amortization expense	$1,251	$1,345	$2,522	$2,660

Note 7 — Receivables
Notes Receivable
Notes receivable consist of a note maturing in 2020 that is collateralized by store assets. Changes in the account balance represent amortization payments collected pursuant to the terms of the note.
Accounts Receivable
The Company’s allowance for doubtful accounts is as follows:

(in thousands)	June 27, 2016	December 28, 2015
Allowance for doubtful accounts	$34	$31

Note 8 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	June 27, 2016	December 28, 2015
Term loan	$105,879	$109,200
Revolving line of credit	3,000	—
Notes payable	3,000	3,000
Total principal amount of long-term debt	111,879	112,200
Unamortized debt issuance costs	(1,005)	(1,163)
Total long-term debt	110,874	111,037
Less current portion	(3,679)	(2,800)
Total long-term debt, net of current portion	$107,195	$108,237

Senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of Papa Murphy’s Holdings, Inc., entered into a $132.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of June 27, 2016, the outstanding term loan balance was subject to the LIBOR rate option at 3.70%. As of June 27, 2016, $2.5 million of the revolving credit facility was subject to the LIBOR rate option at 3.70%, and the remaining $0.5 million was subject to the base rate option at 5.75%.
With a maturity date of over one year from June 27, 2016, balances outstanding under the Senior Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments due on the last day of each fiscal quarter. Minimum term loan amortization payments are $0.7 million, increasing to $1.4 million in the third fiscal quarter of 2016. A portion of the Company’s future term loan amortization payments have been made in advance of their due dates.
The weighted average interest rate for all borrowings under our Senior Credit Facility for the second quarter of 2016 was 3.79%.
Notes payable
Papa Murphy’s Company Stores, Inc., a wholly owned subsidiary of Papa Murphy’s Holdings, Inc., has a $3.0 million note payable which bears interest at 5% and matures in December 2018. This note is subordinated to the Senior Credit Facility.

Note 9 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 27, 2016		December 28, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurement
Financial assets
Notes receivable (1)	$184	$186	$221	$224	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
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

Note 10 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 27, 2016	December 28, 2015
Accrued compensation and related costs	$3,235	$3,699
Gift cards payable	2,312	2,902
Accrued interest and non-income taxes payable	656	855
Convention fund balance	803	626
Unearned product rebates	55	922
Advertising cooperative liabilities	295	137
Other	433	615
Total accrued expenses and other current liabilities	$7,789	$9,756

Note 11 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Provision for (benefit from) income taxes	$610	$(1,160)	$1,070	$460
Income (loss) before income taxes	1,562	(3,099)	2,664	1,117
Effective income tax rate	39.1%	37.4%	40.2%	41.2%
The effective income tax rate for the three months ended June 27, 2016 includes the effect of an adjustment for a tax benefit shortfall created by share-based payments at settlement that were made during the period. The effective income tax rate for the three months ended June 29, 2015, includes the effect of a discrete adjustment for the accelerated vesting of restricted stock during the period.
The effective income tax rate for the six months ended June 27, 2016 includes the effect of an adjustment for a tax benefit shortfall created by share-based payments at settlement that were made during the period. The effective income tax rate for the six months ended June 29, 2015, includes the effect of a discrete adjustment for the accelerated vesting of restricted stock during the period.

Note 12 — Share-based Compensation
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
Under the Incentive Plans, the Company has awarded 562,434 and 584,017 shares of restricted common stock to eligible employees as of June 27, 2016, and December 28, 2015, respectively. In addition, the Company has issued 1,213,151 and 1,076,555 stock options under the Incentive Plans to eligible employees as of June 27, 2016, and December 28, 2015, respectively.
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
Restricted common shares
Information with respect to restricted stock activity is as follows:

	Number of Shares of Restricted Common Stock		Weighted Average Sale/Grant Date Fair Value Per Share
	Time Vesting	Performance Vesting
Unvested, December 28, 2015	49,513	186,515	$3.11
Granted	15,000	—	7.90
Vested	(9,764)	—	12.22
Repurchased	(15,086)	(18,858)	2.27
Unvested, June 27, 2016	39,663	167,657	$2.77
The weighted average fair value of share-based compensation awards granted and the fair values of awards granted and vested during the periods reported were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Weighted average grant date fair value per share	$7.90	$18.81	$7.90	$18.81
Total fair value of shares granted	119	90	119	90
Total fair value of shares vested	103	35	119	52

Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
	Time Vesting	Performance Vesting
Outstanding, December 28, 2015	841,956	200,481	$11.55
Granted	173,450	—	11.04
Exercised	(26,644)	—	11.00
Forfeited	(22,213)	(14,641)	11.44
Outstanding, June 27, 2016	966,549	185,840	$11.49	8.2 years	$—
Exercisable, June 27, 2016	506,017	—	$11.38	7.9 years	$—
Fair value information for options granted and vested and the intrinsic value of options exercised during the periods reported are as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Weighted average grant date fair value per share	$3.80	N/A	$3.70	$5.41
Total fair value of awards granted	13	N/A	642	1,039
Total fair value of awards vested	151	314	480	324
Total intrinsic value of options exercised	25	N/A	25	32
Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans during the periods reported were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Stock compensation expense	$196	$500	$427	$656
Associated income tax benefits	71	166	143	218

As of June 27, 2016, the total unrecognized stock-based compensation expense was $2.7 million, with $2.0 million associated with time vesting awards and $0.7 million associated with performance vesting awards. The remaining weighted average contractual life for unrecognized stock-based compensation expense was 2.8 years as of June 27, 2016.
The fair value of the stock option awards granted during the periods reported was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Risk free rate	1.7%	N/A	1.8%	1.9%
Expected volatility	30.4%	N/A	30.4%	37.9%
Expected term	6.3 years	N/A	6.3 years	6.3 years
Expected dividend yield	0.0%	N/A	0.0%	0.0%

Note 13 — Earnings per Share (EPS)
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

The following table sets forth the computations of basic and dilutive EPS:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Earnings:
Net income (loss)	$952	$(1,939)	$1,594	$657
Less: Net loss attributable to noncontrolling interests	—	500	—	500
Net income (loss) attributable to Papa Murphy’s	952	(1,439)	1,594	1,157
Shares:
Weighted average common shares outstanding	16,745	16,630	16,731	16,617
Dilutive effect of restricted equity awards (1)	22	—	30	256
Diluted weighted average number of shares outstanding	16,767	16,630	16,761	16,873
Earnings (loss) per share:
Basic earnings (loss) per share	$0.06	$(0.09)	$0.10	$0.07
Diluted earnings (loss) per share	$0.06	$(0.09)	$0.10	$0.07

(1)
The Company’s potential common stock instruments such as stock options and restricted stock were not included in the computation of diluted EPS for the three months ended June 29, 2015, as the effect of including these shares in the calculation would have been anti-dilutive.

For the three months ended June 27, 2016, and June 29, 2015, an aggregated total of 491,000 shares and 390,000 shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive. For the six months ended June 27, 2016, and June 29, 2015, an aggregated total of 414,000 shares and 88,000 shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

Note 14 — Commitments and Contingencies
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
Lease guarantees
The Company is the guarantor for operating leases of 17 franchised stores that have terms expiring on various dates from August 2016 to April 2021. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of June 27, 2016, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.
Legal proceedings
There have been no material developments in the legal proceedings described in Part II, Item 1, of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2016.

Note 15 — Related Party Transactions
Employee loans related to share purchases
In connection with share-based compensation, the Company previously made loans to certain non-officer employees of the Company (see Note 12 — Share-based Compensation). Loans made in connection with the issuance of the Company’s equity are recognized in Stock subscriptions receivable as a reduction of total equity. As of June 27, 2016, the Company had no outstanding stock subscription receivables. As of December 28, 2015, the Company had stock subscription receivables of $0.1 million.

Note 16 — Segment Information
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

The following tables summarize information on profit or loss and assets for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Revenues
Domestic Franchise	$10,337	$10,878	$22,552	$22,813
Domestic Company Stores	19,470	18,156	40,144	35,323
International	87	87	183	154
Total	$29,894	$29,121	$62,879	$58,290
Segment Operating Income (Loss)
Domestic Franchise	$4,455	$4,208	$8,282	$10,135
Domestic Company Stores	(716)	552	(808)	1,688
International	73	54	126	78
Corporate and unallocated	(999)	(2,226)	(2,464)	(3,965)
Total	$2,813	$2,588	$5,136	$7,936
Depreciation and amortization
Domestic Franchise	$1,605	$1,288	$3,068	$2,589
Domestic Company Stores	1,305	1,124	2,546	2,135
International	5	8	16	15
Total	$2,915	$2,420	$5,630	$4,739

(in thousands)	June 27, 2016	December 28, 2015
Total Assets
Domestic Franchise	$131,358	$139,705
Domestic Company Stores	51,052	45,217
International	379	438
Other (1)	89,237	90,111
Total	$272,026	$275,471

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks and taxes receivable.
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
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, as revised by risk factors disclosed under the section title “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2016. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, financing resources, business strategies and priorities, resolution of litigation and claims, expectations for reducing operating costs through the use of our POS system terminals, expansion and growth opportunities, the number and mix of new store openings, exposure to foreign currency and interest rate risk, synergies and economies of scale resulting from acquisitions, the deductibility of goodwill for income tax purposes, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, as revised by those described under the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended

March 28, 2016. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

2016 Highlights
Revenue Growth
Total revenues for the three months ended June 27, 2016, compared to the three months ended June 29, 2015, grew 2.7% from $29.1 million to $29.9 million, and total revenues for the six months ended June 27, 2016, compared to the six months ended June 29, 2015, grew 7.9% from $58.3 million to $62.9 million, in each case, due primarily to the strategic acquisition of franchised stores and new store openings, partially offset by a decline in comparable store sales.
System-wide sales for the three months ended June 27, 2016, compared to the three months ended June 29, 2015, decreased 0.2% from $215.8 million to $215.3 million. System-wide sales for the six months ended June 27, 2016, compared to the six months ended June 29, 2015, increased 0.4% from $450.4 million to $452.1 million.
Comparable store sales in 2016 compared to 2015 for selected segments were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Domestic Franchise	(3.7)%	4.5%	(3.3)%	5.0%
Domestic Company Stores	(6.6)%	4.9%	(4.7)%	5.6%
Total domestic stores	(4.0)%	4.5%	(3.4)%	5.1%
As of June 27, 2016, we had achieved positive comparable store sales growth in 42 of the last 50 quarters. Comparable store sales for the three and six months ended June 27, 2016 were impacted by an increasingly competitive landscape, including significantly more aggressive value offerings across pizza and other food service, lower seasonal and absolute media levels, and the impact of shifting our marketing efforts to promote online ordering starting in March and extending into the current quarter.
Store Development
We and our franchise owners opened 28 stores, all in the United States, in the three months ended June 27, 2016. In the six months ended June 27, 2016, we and our franchise owners opened 55 stores, including 53 in the United States. While we plan to strategically expand our Company-owned store base in select markets, we may also refranchise select Company-owned stores over time as opportunities arise. We expect the majority of our new store expansion will continue to be from new franchised store openings.
Technology Investments
Our POS system is an important technology platform and tool for our future growth. Future precision marketing tools and mobile coupon capabilities necessitate POS system terminals in our stores. POS system terminals have been installed in nearly all stores as of June 27, 2016. We believe that an opportunity remains for many of our franchise owners to reduce their operating costs by increased utilization of the POS system. We continue to implement an integrated online ordering platform coupled with the latest version of our POS system software.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Revenues
Domestic Franchise	$10,337	$10,878	$22,552	$22,813
Domestic Company Stores	19,470	18,156	40,144	35,323
International	87	87	183	154
Total	$29,894	$29,121	$62,879	$58,290
Segment Operating Income (Loss)
Domestic Franchise	$4,455	$4,208	$8,282	$10,135
Domestic Company Stores	(716)	552	(808)	1,688
International	73	54	126	78
Corporate and unallocated	(999)	(2,226)	(2,464)	(3,965)
Total	$2,813	$2,588	$5,136	$7,936
Depreciation and amortization
Domestic Franchise	$1,605	$1,288	$3,068	$2,589
Domestic Company Stores	1,305	1,124	2,546	2,135
International	5	8	16	15
Total	$2,915	$2,420	$5,630	$4,739

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended		Six Months Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Domestic store average weekly sales	$10,759	$11,342	$11,342	$11,868
Domestic comparable store sales	(4.0)%	4.5%	(3.4)%	5.1%
Domestic comparable stores	1,410	1,363	1,410	1,363
System-wide sales (in thousands)	$215,253	$215,752	$452,104	$450,385
System-wide stores	1,570	1,485	1,570	1,485
Adjusted EBITDA (in thousands)	$6,470	$6,432	$12,199	$14,447
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
System-Wide Sales
System-wide sales include net sales by all of our system-wide stores. This measure allows management to assess the health of our brand, our relative position to competitors and changes in our revenues.
Store Openings, Closures, Acquisitions and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquisitions and divestitures of stores to assess growth in system-wide sales, royalty revenues and Company-owned store sales. We operate through a footprint of 1,570 stores as of June 27, 2016, of which 90.1% are franchised, located in 38 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the six months ended June 27, 2016.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total
Store count at December 28, 2015	127	1,369	1,496	40	1,536
Openings	20	33	53	2	55
Closings	—	(18)	(18)	(3)	(21)
Net transfers (1)	9	(9)	—	—	—
Store count at June 27, 2016	156	1,375	1,531	39	1,570

(1)	Net transfers are the number of franchised stores acquired by the Company, less the number of Company-owned stores refranchised.
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

▪	non-cash gains on disposal of property and equipment;

▪	non-recurring or unusual cash fees, costs, charges, losses and expenses;

▪	fees, costs and expenses related to acquisitions; and

▪	pre-opening costs with respect to new stores.
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
The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Net Income (Loss)	$952	$(1,939)	$1,594	$657
Net loss attributable to noncontrolling interests	—	500	—	500
Net Income (Loss) Attributable to Papa Murphy’s	952	(1,439)	1,594	1,157
Depreciation and amortization	2,915	2,420	5,630	4,739
Provision for (benefit from) income taxes	610	(1,160)	1,070	460
Interest expense, net	1,208	1,143	2,387	2,273
EBITDA	5,685	964	10,681	8,629
(Gain) loss on disposal of property and equipment (1)	(59)	3	(5)	62
Expenses not indicative of future operations:
Secondary offering costs (2)	—	345	—	345
Loss on Project Pie impairment and disposal (3)	—	4,325	—	4,325
Transaction costs (4)	—	29	—	63
New store pre-opening expenses (5)	476	176	766	246
Non-cash expenses and non-income based state taxes (6)	368	590	757	777
Adjusted EBITDA	$6,470	$6,432	$12,199	$14,447

(1)	Represents non-cash gains and losses resulting from disposal of property and equipment, including divested Company-owned stores.

(2)	Represents offering costs related to the secondary offering of the Company's common stock.

(3)	Represents a $4 million loss recognized upon impairment of Project Pie, a cost-method investment, and its subsequent disposal, and the write-off as bad debt receivables totaling $325,000.

(4)	Represents transaction costs relating to the acquisition of multiple franchised stores.

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

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and six months ended June 27, 2016, and June 29, 2015.

	Three Months Ended				Six Months Ended
	June 27, 2016		June 29, 2015		June 27, 2016		June 29, 2015
(in thousands)	$	Total % of Revenues	$	Total % of Revenues	$	Total % of Revenues	$	Total % of Revenues
Revenues
Franchise royalties	$9,538	32.0%	$9,753	33.5%	$20,034	31.9%	$20,433	35.0%
Franchise and development fees	574	1.9%	830	2.9%	1,528	2.4%	1,970	3.4%
Company-owned store sales	19,470	65.1%	18,156	62.3%	40,144	63.8%	35,323	60.6%
Other	312	1.0%	382	1.3%	1,173	1.9%	564	1.0%
Total revenues	29,894	100.0%	29,121	100.0%	62,879	100.0%	58,290	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	6,781	22.7%	6,443	22.1%	14,053	22.3%	12,533	21.5%
Compensation and benefits (1)	5,577	18.7%	4,722	16.2%	11,311	18.0%	9,076	15.6%
Advertising (1)	1,897	6.3%	1,753	6.0%	4,063	6.5%	3,422	5.9%
Occupancy (1)	1,503	5.0%	1,174	4.0%	2,878	4.6%	2,176	3.7%
Other store operating costs (1)	2,555	8.5%	1,856	6.4%	4,846	7.7%	3,301	5.7%
Selling, general and administrative	5,912	19.8%	8,162	28.0%	14,967	23.8%	15,045	25.8%
Depreciation and amortization	2,915	9.8%	2,420	8.3%	5,630	9.0%	4,739	8.1%
(Gain) loss on disposal of property and equipment	(59)	(0.2)%	3	—%	(5)	—%	62	0.1%
Total costs and expenses	27,081	90.6%	26,533	91.1%	57,743	91.8%	50,354	86.4%
Operating Income	2,813	9.4%	2,588	8.9%	5,136	8.2%	7,936	13.6%
Interest expense, net	1,208	4.0%	1,143	3.9%	2,387	3.8%	2,273	3.9%
Loss on impairment of investments	—	—%	4,500	15.5%	—	—%	4,500	7.7%
Other expense, net	43	0.1%	44	0.2%	85	0.1%	46	0.1%
Income (Loss) Before Income Taxes	1,562	5.2%	(3,099)	(10.6)%	2,664	4.2%	1,117	1.9%
Provision for (benefit from) income taxes	610	2.0%	(1,160)	(4.0)%	1,070	1.7%	460	0.8%
Net Income (Loss)	952	3.2%	(1,939)	(6.7)%	1,594	2.5%	657	1.1%
Net loss attributable to noncontrolling interests	—	—%	500	1.7%	—	—%	500	0.9%
Net Income (Loss) Attributable to Papa Murphy’s	$952	3.2%	$(1,439)	(4.9)%	$1,594	2.5%	$1,157	2.0%

(1)
Please see the table presented in Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store revenue for the three and six months ended June 27, 2016, and June 29, 2015.

Revenues
Total revenues. In the three months ended June 27, 2016, Total revenues grew primarily from the acquisition of franchised stores in 2015 by our Domestic Company Stores segment and net new store openings, partially offset by a decline in domestic comparable store sales of 4.0%. In the six months ended June 27, 2016, Total revenues grew primarily from the acquisition of franchised stores in 2015 by our Domestic Company Stores segment and net new store openings, partially offset by a decline in domestic comparable store sales of 3.4%.
Franchise royalties. Franchise royalties decreased in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, primarily due to a decline in Domestic Franchise comparable store sales of 3.7%. These declines were offset, in part, by a 2.7% increase in royalties as a result of an increase of 42 franchised stores, net of closures and transfers, since June 29, 2015.
Franchise royalties decreased in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, primarily due to a decline in Domestic Franchise comparable store sales of 3.3%. These declines were offset, in part, by a 2.9% increase in royalties as a result of an increase of 33 franchised stores, net of closures and transfers, since December 29, 2014.
The decrease in Franchise royalties as a percentage of Total revenues for the three and six months ended June 27, 2016, compared to the three and six months ended June 29, 2015, was the result of increases in the number of Company-owned stores period over period.
Franchise and development fees. Franchise and development fees decreased in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, due to a reduction in forfeited fees and transfer fees, partially offset by increased initial fees from opening six more franchised stores than in the comparative period.
Franchise and development fees decreased in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, due to a reduction in forfeited fees and decreased initial fees from franchised store openings, partially offset by an increase in transfer fees.
Company-owned store sales. Company-owned store sales increased in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, due to the acquisition of 11 stores from franchise owners and the opening of 31 Company-owned stores since June 29, 2015, partially offset by the divestiture of four stores since June 29, 2015 and a decline in comparable store sales of 6.6% in the three months ended June 27, 2016, compared to the three months ended June 29, 2015.
Company-owned store sales increased in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, due to the acquisition of 32 stores from franchise owners and the opening of 38 Company-owned stores since December 29, 2014, partially offset by the divestiture of four stores and the closure of one store since December 29, 2014 and a decline in comparable store sales of 4.7% in the six months ended June 27, 2016, compared to the six months ended June 29, 2015.
Other. Other revenue decreased in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, due to a decrease of $0.1 million from the resale of POS software licenses to franchise owners at cost. An equal and offsetting cost related to the resale of the POS software licenses is included in Selling, general and administrative expenses as discussed below.
Other revenue increased in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, due to an increase of $0.4 million from the resale of POS software licenses to franchise owners at cost. An equal and offsetting cost related to the resale of the POS software licenses is included in Selling, general and administrative expenses as discussed below.
Costs and Expenses
Total costs and expenses. Total costs and expenses increased in the three and six months ended June 27, 2016, compared to the three and six months ended June 29, 2015, primarily as a result of the increase in the number of Company-owned stores period over period.
Store operating costs. Store operating costs as a percentage of total revenues increased in the three and six months ended June 27, 2016, compared to the three and six months ended June 29, 2015, primarily as a result of the increase in the number of Company-owned stores period over period, including many stores in less developed markets with lower average sales volumes.
The following table presents the components of Store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended		Six Months Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Store operating costs as a % of Company-owned store revenue:
Cost of food and packaging	34.8%	35.5%	35.0%	35.5%
Compensation and benefits	28.6%	26.0%	28.2%	25.7%
Advertising	9.7%	9.7%	10.1%	9.7%
Occupancy	7.7%	6.5%	7.2%	6.2%
Other store operating costs	13.3%	10.1%	12.0%	9.3%
Total store operating costs	94.1%	87.8%	92.5%	86.4%
Total store operating costs as a percentage of Company-owned store sales increased 630 basis points in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, due primarily to the effect of store portfolio changes as we increased our Company-owned store ownership in less developed markets (as described in more detail below) and a decline in comparable store sales of 6.6% in the three months ended June 27, 2016, compared to the three months ended June 29, 2015. Additional factors during the comparable periods that increased Total store operating costs were pre-opening labor inefficiencies and lease expenses associated with new stores that generate below-average sales volumes.
Total store operating costs as a percentage of Company-owned store sales increased 610 basis points in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, due primarily to the effect of store portfolio changes as we increased our Company-owned store ownership in less developed markets and a decline in comparable store sales of 4.7% in the six months ended June 27, 2016, compared to the six months ended June 29, 2015. Additional factors during the comparable periods that increased Total store operating costs were pre-opening labor inefficiencies and lease expenses associated with new stores that generate below-average sales volumes.

▪
Store Portfolio Changes. We acquired 32 stores from franchise owners, opened 38 new stores, closed one store and refranchised four stores since December 29, 2014. This shift in our store portfolio is the primary driver behind the increase in Total store operating costs as a percentage of Company-owned store sales for the three and six months ended June 27, 2016, compared to the three and six months ended June 29, 2015, because most of the stores acquired and all of the new stores opened have sales volumes currently lower than the average store sales for the rest of our portfolio.

▪
Compensation and benefits. As we open or acquire stores in less developed markets with lower average sales volumes, we realize lower efficiencies in labor due to minimum labor demands for a store, regardless of volume. As we invest in these new stores and develop the markets, we expect AWS to grow and Compensation and benefits to approach that of our broader portfolio of stores. Compensation and benefits have also been impacted by the significant growth in new Company-owned stores, since labor costs for newly opened stores typically approach our portfolio average 12-18 months after a store is opened.

▪
Other store operating costs. New store opening costs of $476,000 and $766,000 were recognized in Other store operating costs for the three and six months ended June 27, 2016, compared to $176,000 and $246,000 in the three and six months ended June 29, 2015. Opening costs have historically averaged around $40,000 per store with the majority of the costs incurred within two months of the store opening. In 2016, the Company had opened 20 new stores as of June 27, 2016, with more nearing completion. Excluding the impact of pre-opening costs in 2016, Other store operating costs as a percentage of Company-owned store sales would have been 10.7% and 10.2% for the three and six months ended June 27, 2016, respectively.

Selling, general and administrative. Selling, general and administrative costs decreased in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, primarily due to year over year reductions of $1.0 million in compensation and benefits and $0.5 million in marketing expenses in excess of available funds in our advertising fund, partially offset by a year over year increase of $0.3 million in costs associated with our new e-commerce and online ordering platform.
Selling, general and administrative costs decreased in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, primarily due to year over year reductions of $0.7 million in compensation and benefits, partially offset by year over year increases of $0.7 million in marketing expenses in excess of available funds in our advertising fund and $0.6 million in costs associated with our new e-commerce and online ordering platform.

Depreciation and amortization. Depreciation and amortization increased in the three and six months ended June 27, 2016, compared to the three and six months ended June 29, 2015, due primarily to the depreciation associated with an increased number of Company-owned stores and increased capital expenditures for business technology projects.
Interest expense, net. Interest expense, net increased in the three and six months ended June 27, 2016, compared to the three and six months ended June 29, 2015, as a result of increased borrowing rates, partially offset by a reduction in long-term debt outstanding.
Income Taxes. The Provision for (benefit from) income taxes increased in the three and six months ended June 27, 2016, due primarily to a change in Income (Loss) Before Income Taxes.
The effective tax rate for the three months ended June 27, 2016, was 39.1% compared to 37.4% for the three months ended June 29, 2015. The effective tax rate increased primarily due to the effect of an adjustment for a tax benefit shortfall created by share-based payments at settlement. The effective tax rate for the six months ended June 27, 2016, was 40.2% compared to 41.2% for the six months ended June 29, 2015. The effective tax rate decreased primarily due to the effect in the prior year of a discrete adjustment for the accelerated vesting of restricted stock. Our income taxes have varied from what would be expected from the application of prevailing statutory rates mainly due to the impact of meal and entertainment expenses and share-based compensation expenses.
Segment Results
Domestic Franchise. Total revenues for the Domestic Franchise segment decreased $0.5 million in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, due mainly to a period-over-period decline in comparable store sales of 3.7%. Total revenues for the Domestic Franchise segment decreased $0.3 million in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, due to a period-over-period decline in segment comparable store sales of 3.3%, partially offset by increased revenue related to the POS system software licenses of $0.4 million.
Operating Income for the Domestic Franchise segment increased $0.2 million in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, due to a $1.1 million decrease in Selling, general and administrative costs, partially offset by a $0.5 million decline in segment revenues. Operating Income for the Domestic Franchise segment decreased $1.9 million in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, due to a $1.2 million increase in Selling, general and administrative costs, a $0.5 million increase in Depreciation and amortization and a $0.3 million decline in segment revenues.
Domestic Company Stores. Total revenues for the Domestic Company Stores segment increased $1.3 million in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, as a result of the acquisition of 11 stores from franchise owners and the opening of 31 stores, partially offset by a period-over-period decline in comparable store sales of 6.6%. Total revenues for the Domestic Company Stores segment increased $4.8 million in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, primarily due to the opening of 38 stores and the acquisition of 32 stores from franchise owners since December 29, 2014, partially offset by a period-over-period decline in comparable store sales of 4.7%, the refranchising of four stores and the closure of one store in the same period.
Operating (Loss) Income for the Domestic Company Stores segment decreased $1.3 million in the three months ended June 27, 2016, compared to the three months ended June 29, 2015, as a result of lower margins from stores acquired and newly opened in the past twelve months, most of which are in lesser developed markets, a period-over-period decline in comparable store sales of 6.6% and an increase in pre-opening costs of $0.3 million. Operating (Loss) Income for the segment decreased $2.5 million in the six months ended June 27, 2016, compared to the six months ended June 29, 2015, as a result of lower margins from stores acquired and newly opened in the past twelve months, most of which are in lesser developed markets, a period-over-period decline in comparable store sales of 4.7% and an increase in pre-opening costs of $0.5 million.
International. Total revenues for the International segment remained constant for the three months ended June 27, 2016, compared to the three months ended June 29, 2015. Total revenues for the segment increased for the six months ended June 27, 2016, compared to the six months ended June 29, 2015 primarily due to the opening of 11 net stores since December 29, 2014.
Operating Income for the International segment increased for the three months ended June 27, 2016, compared to the three months ended June 29, 2015, primarily due to the opening of five net stores since June 29, 2015. Operating Income for the International segment increased for the six months ended June 27, 2016, compared to the six months ended June 29, 2015, primarily due to the opening of 11 net stores since December 29, 2014.

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
As of June 27, 2016, we had Cash and cash equivalents of $0.4 million and $20.0 million of available borrowings under a revolving credit facility, of which $3.0 million was drawn. As of June 27, 2016, we had $111.9 million of outstanding indebtedness. Principal payments under our Senior Credit Facility are due on the last day of each fiscal quarter through the life of the Senior Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of June 27, 2016, we were in compliance with all of our covenants and other obligations under our Senior Credit Facility.

Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended
(in thousands)	June 27, 2016	June 29, 2015
Cash flows from operating activities	$5,385	$9,730
Cash flows from investing activities	(11,809)	(12,895)
Cash flows from financing activities	(8)	(803)
Total cash flows	$(6,432)	$(3,968)
Cash Flows from Operating Activities
Net cash provided by operating activities of $5.4 million for the six months ended June 27, 2016, resulted primarily from net income of $1.6 million, adjusted for items such as depreciation and amortization and working capital changes. The $4.3 million decrease over the six months ended June 29, 2015 was primarily driven by a $4.0 million decrease in asset impairments and a net decrease of $1.1 million from changes in operating assets and liabilities, partially offset by a $0.9 million increase in net income.
Cash Flows from Investing Activities
Net cash used by investing activities was $11.8 million in the six months ended June 27, 2016, compared to net cash used of $12.9 million in the six months ended June 29, 2015. The $1.1 million decrease in cash used by investing activities was due primarily to a year over year decrease of $6.9 million for the acquisition of stores, partially offset by a year over year increase of $6.7 million in capital expenditures for property, plant, and equipment compared to the six months ended June 29, 2015.
Cash Flows from Financing Activities
Net cash used by financing activities was $8,000 in the six months ended June 27, 2016, compared to net cash used of $0.8 million in the six months ended June 29, 2015. The $0.8 million decrease in net cash used compared to the six months ended June 29, 2015 was primarily due to a net reduction in payments made on our outstanding long-term debt.

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

Interest Rate Risk
We are subject to interest rate risk on indebtedness under our Senior Credit Facility. Interest rates on loans made under our Senior Credit Facility are based on LIBOR, and under specified circumstances we may be required by our lenders to enter into interest rate swap arrangements. A hypothetical 1.0% increase or decrease in the interest rate associated with our Senior Credit Facility would have resulted in a $1.1 million impact to interest expense on an annualized basis.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments in the legal proceedings described in Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2016.
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. A detailed discussion of our risk factors is included under the section title “Risk Factors” on our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, as revised by those risk factors disclosed under the section title “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2016. Other than the revisions set forth in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2016, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment. The risk factors and other information included in our Annual Report on Form 10-K for the year ended December 28, 2015, as revised by our Quarterly Report on Form 10-Q for the quarter ended March 28, 2016, should be carefully considered before making an investment decision relating to our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
During the three months ended June 27, 2016, the Company repurchased the following shares:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2016 to April 30, 2016	27,156	(1)	$2.60	—	N/A
May 1 to May 31, 2016	—		—	—	N/A
June 1 to June 27, 2016	—		—	—	N/A
Total	27,156		$2.60	—	N/A

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

Date: August 3, 2016