Form 10-Q
period 2016-09-26
Papa Murphy's Holdings, Inc.
filed 2016-11-02
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 26, 2016
OR
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
At October 28, 2016, there were 16,952,970 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Net Income (Loss)

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Revenues
Franchise royalties	$8,834	$9,124	$28,868	$29,557
Franchise and development fees	645	1,123	2,173	3,092
Company-owned store sales	18,705	17,604	58,849	52,927
Other	335	281	1,507	845
Total revenues	28,519	28,132	91,397	86,421

Costs and Expenses
Store operating costs:
Cost of food and packaging	6,488	6,409	20,541	18,942
Compensation and benefits	5,748	4,918	17,058	13,994
Advertising	1,727	1,806	5,790	5,227
Occupancy	1,608	1,210	4,487	3,386
Other store operating costs	2,762	2,061	7,608	5,362
Selling, general, and administrative	6,198	6,038	21,165	21,083
Depreciation and amortization	3,137	2,641	8,767	7,380
Loss on disposal/impairment of property and equipment	160	4	155	66
Total costs and expenses	27,828	25,087	85,571	75,440
Operating Income	691	3,045	5,826	10,981

Interest expense, net	1,201	1,133	3,587	3,406
Loss on impairment of investments	—	—	—	4,500
Other expense, net	41	44	125	90
(Loss) Income Before Income Taxes	(551)	1,868	2,114	2,985

(Benefit from) provision for income taxes	(130)	746	941	1,206
Net (Loss) Income	(421)	1,122	1,173	1,779

Net loss attributable to noncontrolling interests	—	—	—	500
Net (Loss) Income Attributable to Papa Murphy’s	$(421)	$1,122	$1,173	$2,279

(Loss) earnings per share of common stock
Basic	$(0.03)	$0.07	$0.07	$0.14
Diluted	$(0.03)	$0.07	$0.07	$0.13
Weighted average common stock outstanding
Basic	16,753,292	16,672,327	16,738,151	16,635,400
Diluted	16,753,292	16,919,504	16,772,627	16,893,575
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	September 26, 2016	December 28, 2015
ASSETS
Current Assets
Cash and cash equivalents	$508	$6,867
Accounts receivable, net	3,816	4,944
Current portion of notes receivable	88	78
Inventories	964	868
Prepaid expenses and other current assets	5,087	6,139
Total current assets	10,463	18,896
Property and equipment, net	29,878	21,261
Notes receivable, net of current portion	76	143
Goodwill	108,462	106,506
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	37,614	41,366
Other assets	407	297
Total assets	$273,902	$275,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,023	$9,798
Accrued expenses and other current liabilities	7,118	9,756
Current portion of unearned franchise and development fees	1,481	1,795
Current portion of long-term debt	5,079	2,800
Total current liabilities	19,701	24,149
Long-term debt, net of current portion	106,977	108,237
Unearned franchise and development fees, net of current portion	515	540
Deferred tax liability	43,243	42,439
Other long-term liabilities	3,683	2,450
Total liabilities	174,119	177,815
Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,952,970 and 16,949,720 shares issued, respectively)	170	169
Additional paid-in capital	119,695	118,842
Stock subscriptions receivable	—	(100)
Accumulated deficit	(20,082)	(21,255)
Total stockholders’ equity	99,783	97,656
Total liabilities and stockholders’ equity	$273,902	$275,471
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	September 26, 2016	September 28, 2015
Operating Activities
Net income	$1,173	$1,779
Net loss attributable to noncontrolling interests	—	500
Net income attributable to Papa Murphy’s	1,173	2,279
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	8,767	7,380
Loss on disposal/impairment of property and equipment	155	66
Non-cash employee equity compensation	660	858
Loss on impairment of cost-method investment	—	4,000
Other non-cash items	240	566
Change in operating assets and liabilities
Accounts receivable	992	2,652
Prepaid expenses and other assets	824	(133)
Unearned franchise and development fees	(339)	(847)
Accounts payable	(2,120)	2,360
Accrued expenses and other liabilities	(1,841)	(212)
Deferred taxes	789	(1,032)
Net cash from operating activities	9,300	17,937

Investing Activities
Acquisition of property and equipment	(14,485)	(5,502)
Acquisition of stores, less cash acquired	(2,455)	(9,524)
Proceeds from sale of stores	136	—
Issuance of notes receivable	—	(250)
Payments received on notes receivable	57	49
Investment in cost-method investee	—	(500)
Net cash from investing activities	(16,747)	(15,727)

Financing Activities
Payments on long-term debt	(3,321)	(2,100)
Advances on revolver, net	4,100	—
Repurchases of common stock	(84)	(10)
Proceeds from exercise of stock options	293	271
Payments received on subscription receivables	100	—
Investment by noncontrolling interest holders	—	56
Net cash from financing activities	1,088	(1,783)

Net change in cash and cash equivalents	(6,359)	427
Cash and Cash Equivalents, beginning of year	6,867	5,056
Cash and Cash Equivalents, end of period	$508	$5,483

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$3,423	$2,516
Cash paid during the period for income taxes	138	2,178
Noncash Supplemental Disclosures of Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$1,438	$3,206
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy’s Take ‘N’ Bake pizza stores owned by the Company. As of September 26, 2016, the Company had 1,582 stores consisting of 1,541 domestic stores (1,375 franchised stores and 166 Company-owned stores) across 38 states, plus 41 franchised stores in Canada and the United Arab Emirates.
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
Fiscal year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal year 2016 is a 53-week year and 2015 was a 52-week year. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. References to 2016 and 2015 are references to fiscal years ending January 2, 2017 and ended December 28, 2015, respectively.
Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The effective date for ASU 2016-09 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued. All amendments in ASU 2016-09 that apply must be adopted in the same period. The Company early-adopted ASU 2016-09 at the beginning of fiscal year 2016. As permitted under ASU 2016-09, the Company has elected to account for forfeitures in compensation cost when they occur in order to ease the administrative burden of estimating forfeitures. The effect of adopting ASU 2016-09 is reflected in Stockholders’ Equity in the Condensed

Consolidated Balance Sheets on a modified retrospective basis through a cumulative-effect adjustment. See Basis of Presentation above for additional information.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320) (“ASU 2016-15”). This update clarifies the presentation of certain cash receipts and cash payments in the statement of cash flows. The effective date for ASU 2016-15 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is still evaluating the impact of ASU 2016-15 on its consolidated statements of cash flows.

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

Note 3 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 26, 2016	December 28, 2015
Prepaid media production costs	$44	$352
Prepaid software and services	840	464
Prepaid rents	615	477
Prepaid insurance	126	602
Taxes receivable	2,858	2,872
POS software licenses for resale	—	660
Assets held for sale	333	605
Advertising cooperative assets, restricted	201	26
Other	70	81
Total prepaid expenses and other current assets	$5,087	$6,139
The Company recognizes software license revenue upon the resale of Point of Sale (“POS”) software licenses to franchise owners at cost. The income from the sale is included in Other revenues and the related expense is recorded in Selling, general, and administrative costs on the Condensed Consolidated Statements of Net Income (Loss). POS software license revenue during the periods reported was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
POS software license revenue	$—	$258	$657	$559

Note 4 — Property and Equipment
Property and equipment are net of accumulated depreciation of $15.5 million and $13.8 million at September 26, 2016, and December 28, 2015, respectively. Depreciation expense during the periods reported was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Depreciation expense	$1,907	$1,288	$5,015	$3,367

Note 5 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	Domestic Company Stores	Domestic Franchise	Total
Balance at December 28, 2015	$24,960	$81,546	$106,506
Acquisitions	1,956	—	1,956
Balance at September 26, 2016	$26,916	$81,546	$108,462
There is no goodwill associated with the International Segment. The Company has determined that during the three months ended September 26, 2016, there were no triggering events that would require an updated impairment review.

Note 6 — Intangible Assets
Intangible assets are net of accumulated amortization of $25.4 million and $23.0 million as of September 26, 2016, and December 28, 2015, respectively. Amortization expense during the periods reported was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Amortization expense	$1,230	$1,353	$3,752	$4,013

Note 7 — Receivables
Notes Receivable
Notes receivable consist of a note maturing in 2020 that is collateralized by store assets. Changes in the account balance represent amortization payments collected pursuant to the terms of the note.
Accounts Receivable
The Company’s allowance for doubtful accounts is as follows:

(in thousands)	September 26, 2016	December 28, 2015
Allowance for doubtful accounts	$36	$31

Note 8 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	September 26, 2016	December 28, 2015
Term loan	$105,879	$109,200
Revolving line of credit	4,100	—
Notes payable	3,000	3,000
Total principal amount of long-term debt	112,979	112,200
Unamortized debt issuance costs	(923)	(1,163)
Total long-term debt	112,056	111,037
Less current portion	(5,079)	(2,800)
Total long-term debt, net of current portion	$106,977	$108,237
Senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of Papa Murphy’s Holdings, Inc., entered into a $132.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of September 26, 2016, $105.0 million of the term loan was subject to the LIBOR rate option at 3.77%, and the remaining $0.9 million was subject to the base rate option at 5.75%. As of September 26, 2016, the revolving credit facility was subject to the LIBOR rate option at 3.77%.
With a maturity date of over one year from September 26, 2016, balances outstanding under the Senior Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $1.4 million due on the last day of each fiscal quarter. A portion of the Company’s future term loan amortization payments have been made in advance of their due dates.
The weighted average interest rate for all borrowings under our Senior Credit Facility for the third quarter of 2016 was 3.75%.
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

Note 9 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 26, 2016		December 28, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurement
Financial assets
Notes receivable (1)	$164	$165	$221	$224	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
Financial instruments not included in the table above consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value because of the short-term nature of the accounts. The fair value of long-term debt approximates carrying value because the borrowings are made with variable market rates and negotiated terms and conditions that are consistent with current market rates.

Note 10 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 26, 2016	December 28, 2015
Accrued compensation and related costs	$2,301	$3,699
Gift cards payable	2,171	2,902
Accrued interest and non-income taxes payable	682	855
Convention fund balance	993	626
Unearned product rebates	162	922
Advertising cooperative liabilities	309	137
Other	500	615
Total accrued expenses and other current liabilities	$7,118	$9,756

Note 11 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
(Benefit from) provision for income taxes	$(130)	$746	$941	$1,206
(Loss) income before income taxes	(551)	1,868	2,114	2,985
Effective income tax rate	23.6%	39.9%	44.5%	40.4%
The effective income tax rate for the three months ended September 26, 2016, and September 28, 2015, includes the effect of certain permanent adjustments arising from differences between U.S. GAAP and U.S. federal and state income tax law and the relative impact of those adjustments on a small quarterly (Loss) income before income taxes.
The effective income tax rate for the nine months ended September 26, 2016, includes the effect of an adjustment for a tax benefit shortfall created by share-based payments at settlement that were made during the period. The effective income tax rate for the nine months ended September 28, 2015, includes the effect of a discrete adjustment for the cumulative share-based compensation expense adjustment for certain awards previously considered unlikely to vest.

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
Under the Incentive Plans, there are 557,984 and 584,017 shares of restricted common stock awarded to eligible employees as of September 26, 2016, and December 28, 2015, respectively. In addition, there are 1,201,239 and 1,076,555 stock options issued to eligible employees under the Incentive Plans as of September 26, 2016, and December 28, 2015, respectively.
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
Restricted common shares
Information with respect to restricted stock activity is as follows:

	Number of Shares of Restricted Common Stock		Weighted Average Sale/Grant Date Fair Value Per Share
	Time Vesting	Performance Vesting
Unvested, December 28, 2015	49,513	186,515	$3.11
Granted	15,000	—	7.90
Vested	(16,628)	—	11.72
Repurchased	(15,387)	(23,007)	2.04
Unvested, September 26, 2016	32,498	163,508	$2.52
The weighted average fair value of share-based compensation awards granted and the fair values of awards granted and vested during the periods reported were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Weighted average grant date fair value per share	N/A	$19.41	$7.90	$19.05
Total fair value of shares granted	N/A	$60	$119	$150
Total fair value of shares vested	$75	$86	$195	$137
Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
	Time Vesting	Performance Vesting
Outstanding, December 28, 2015	841,956	200,481	$11.55
Granted	173,450	—	11.04
Exercised	(26,644)	—	11.00
Forfeited	(30,944)	(17,822)	11.49
Outstanding, September 26, 2016	957,818	182,659	$11.49	8.0 years	$—
Exercisable, September 26, 2016	508,449	—	$11.38	7.6 years	$—
Fair value information for options granted and vested and the intrinsic value of options exercised during the periods reported are as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Weighted average grant date fair value per share	N/A	N/A	$3.70	$5.41
Total fair value of awards granted	N/A	N/A	$642	$1,039
Total fair value of awards vested	$13	$23	$493	$346
Total intrinsic value of options exercised	N/A	$121	$25	$154
Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans during the periods reported were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Stock compensation expense	$233	$202	$660	$858
Associated income tax benefits	$76	$64	$220	$282

As of September 26, 2016, the total unrecognized stock-based compensation expense was $2.4 million, with $1.8 million associated with time vesting awards and $0.6 million associated with performance vesting awards. The remaining weighted average contractual life for unrecognized stock-based compensation expense was 2.7 years as of September 26, 2016.

The fair value of the stock option awards granted during the periods reported was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Risk free rate	N/A	N/A	1.8%	1.9%
Expected volatility	N/A	N/A	30.4%	37.9%
Expected term	N/A	N/A	6.3 years	6.3 years
Expected dividend yield	N/A	N/A	0.0%	0.0%

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
The following table sets forth the computations of basic and dilutive EPS:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Earnings:
Net (loss) income	$(421)	$1,122	$1,173	$1,779
Less: Net loss attributable to noncontrolling interests	—	—	—	500
Net (loss) income attributable to Papa Murphy’s	(421)	1,122	1,173	2,279
Shares:
Weighted average common shares outstanding	16,753	16,672	16,738	16,635
Dilutive effect of restricted equity awards (1)	—	247	34	258
Diluted weighted average number of shares outstanding	16,753	16,920	16,773	16,894
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.03)	$0.07	$0.07	$0.14
Diluted (loss) earnings per share	$(0.03)	$0.07	$0.07	$0.13

(1)
The Company’s potential common stock instruments such as stock options and restricted stock were not included in the computation of diluted EPS for the three months ended September 26, 2016, as the effect of including these shares in the calculation would have been anti-dilutive.

For the three months ended September 26, 2016, and September 28, 2015, an aggregated total of 1,165,000 shares and 70,000 shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive. For the nine months ended September 26, 2016, and September 28, 2015, an aggregated total of 575,000 shares and 69,000 shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

Note 14 — Commitments and Contingencies
Operating lease commitments
The Company leases facilities and various office equipment under non-cancelable operating leases which expire through December 2025. Lease terms for its Company-owned stores are generally for five years with renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs.
The Company has entered into operating leases that it has subleased to three franchised stores. These operating leases have minimum base rent terms, contingent rent terms if individual franchised store sales exceed certain levels and have terms expiring on various dates from May 2020 to October 2020.
Lease guarantees
The Company is the guarantor for operating leases of 17 franchised stores that have terms expiring on various dates from September 2017 to September 2021. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of September 26, 2016, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.

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
In February 2015, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of the Company’s former and current franchise sales staff as additional individual defendants. In September 2016, the remaining plaintiffs in the consolidated lawsuits filed a motion seeking to further amend their complaint to add a claim under the Washington Consumer Protection Act based on substantially the same allegations as the prior claims, to re-plead claims under the Washington Franchise Investment Protection Act that had previously been dismissed, and to dismiss Dan Harmon as a defendant. As before, the Company believes the allegations in this litigation lack merit and, for those plaintiffs with whom the Company is unable to reach resolution, the Company will continue to vigorously defend its interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. The Company provides no assurance that it will be successful in its defense of these lawsuits; however, it does not currently expect the cost of resolving them to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
The Company is also currently named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 8, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges the Company failed to comply with the requirements of the Telephone Consumer Protection Act (TCPA) when it sent SMS text messages to consumers. The plaintiff in the lawsuit asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. On October 14, 2016, the Federal Communications Commission (FCC) granted the Company a limited waiver from the TCPA’s written consent requirements for certain text messages that the Company sent between October 16, 2013 and October 7, 2015 to individuals who, like the plaintiff, provided written consent prior to October 16, 2013. The Company believes that the FCC’s waiver eliminates the legal basis for the plaintiff’s claim and has filed a motion for summary judgment seeking dismissal. Plaintiff has filed a motion seeking to extend the time to respond to the summary judgment motion on the basis that he intends to appeal the FCC's waiver. While the Company believes the plaintiff’s interpretation of law is incorrect and the claim should be dismissed and it will continue to vigorously defend ourselves in the lawsuit, it provides no assurance that it will be successful in this action. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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

Note 15 — Related Party Transactions
Employee loans related to share purchases
In connection with share-based compensation, the Company previously made loans to certain non-officer employees of the Company (see Note 12 — Share-based Compensation). Loans made in connection with the issuance of the Company’s equity are recognized in Stock subscriptions receivable as a reduction of total equity. As of September 26, 2016, the Company had no outstanding stock subscription receivables. As of December 28, 2015, the Company had stock subscription receivables of $0.1 million.

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
The following tables summarize information on profit or loss and assets for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Revenues
Domestic Franchise	$9,725	$10,445	$32,276	$33,258
Domestic Company Stores	18,705	17,604	58,849	52,927
International	89	83	272	236
Total	$28,519	$28,132	$91,397	$86,421
Segment Operating Income (Loss)
Domestic Franchise	$3,286	$4,901	$11,567	$15,036
Domestic Company Stores	(1,648)	(516)	(2,456)	1,172
International	73	76	199	154
Corporate and unallocated	(1,020)	(1,416)	(3,484)	(5,381)
Total	$691	$3,045	$5,826	$10,981
Depreciation and amortization
Domestic Franchise	$1,680	$1,416	$4,748	$4,005
Domestic Company Stores	1,449	1,217	3,996	3,352
International	8	8	23	23
Total	$3,137	$2,641	$8,767	$7,380

(in thousands)	September 26, 2016	December 28, 2015
Total Assets
Domestic Franchise	$131,157	$139,705
Domestic Company Stores	52,479	45,217
International	380	438
Other (1)	89,886	90,111
Total	$273,902	$275,471

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks and taxes receivable.
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
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, as revised by the risk factors disclosed under the section title “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2016 and as further revised by the risk factors disclosed under the section title “Risk Factors” in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, financing resources, business strategies and priorities, effects of advertising cost increases and shift in mix of marketing efforts, resolution of litigation and claims, expectations for reducing operating costs through the use of our POS system terminals, expansion and growth opportunities, the number and mix of new store openings, exposure to foreign currency and interest rate risk, synergies and economies of scale resulting from acquisitions, the deductibility of goodwill for income tax purposes, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, as revised by those described under the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2016 and as further revised by the risk factors disclosed under the section title “Risk Factors” in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

2016 Highlights
Revenue
Total revenues for the three months ended September 26, 2016, compared to the three months ended September 28, 2015, grew 1.4% from $28.1 million to $28.5 million, and total revenues for the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015, grew 5.8% from $86.4 million to $91.4 million, in each case, due primarily to new store openings and the strategic acquisition of franchised stores, partially offset by a decline in comparable store sales.
Comparable store sales in 2016 compared to 2015 for selected segments were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Domestic Franchise	(5.6)%	1.5%	(4.0)%	3.9%
Domestic Company Stores	(7.7)%	0.0%	(5.6)%	3.7%
Total domestic stores	(5.8)%	1.4%	(4.1)%	3.9%
Comparable store sales for the three and nine months ended September 26, 2016, were affected by an increasingly competitive landscape, including significantly more aggressive value offerings across pizza and other food service providers and additional competition from grocery stores, as consumers have responded to recent declines in food costs by preparing more meals at home. In addition, the increase in television advertising rates, as a result of the U.S. election and Summer Olympics, combined with the impact of shifting the mix of our marketing efforts from traditional television advertising towards initiatives to promote online ordering in the first half of 2016, resulted in lower seasonal and absolute media levels, which we believe had an adverse effect on our comparable store sales for the three and nine months ended September 26, 2016.
Store Development
We and our franchise owners opened 26 stores, including 24 in the United States, in the three months ended September 26, 2016. In the nine months ended September 26, 2016, we and our franchise owners opened 81 stores, including 77 in the United States. While we plan to strategically expand our Company-owned store base in select markets, we may also refranchise select Company-owned stores over time as opportunities arise. We expect the majority of our new store expansion will continue to be from new franchised store openings.
Technology Investments
Our POS system is an important technology platform and tool for our future growth. Future precision marketing tools and mobile coupon capabilities necessitate POS system terminals in our stores. POS system terminals have been installed in nearly all stores as of September 26, 2016. We believe that an opportunity remains for many of our franchise owners to reduce their operating costs by increased utilization of the POS system. We continue to implement an integrated online ordering platform coupled with the latest version of our POS system software.

Our Segments
We operate in three business segments: Domestic Franchise, Domestic Company Stores, and International. Our Domestic Franchise segment consists of our domestic franchised stores, which represent the majority of our system-wide stores. Our Domestic Company Stores segment consists of our Company-owned stores in the United States. Our International segment consists of our stores outside of the United States, all of which are franchised. The following table sets forth our Revenues, Segment Operating Income (Loss), and Depreciation and amortization for each of our segments for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Revenues
Domestic Franchise	$9,725	$10,445	$32,276	$33,258
Domestic Company Stores	18,705	17,604	58,849	52,927
International	89	83	272	236
Total	$28,519	$28,132	$91,397	$86,421
Segment Operating Income (Loss)
Domestic Franchise	$3,286	$4,901	$11,567	$15,036
Domestic Company Stores	(1,648)	(516)	(2,456)	1,172
International	73	76	199	154
Corporate and unallocated	(1,020)	(1,416)	(3,484)	(5,381)
Total	$691	$3,045	$5,826	$10,981
Depreciation and amortization
Domestic Franchise	$1,680	$1,416	$4,748	$4,005
Domestic Company Stores	1,449	1,217	3,996	3,352
International	8	8	23	23
Total	$3,137	$2,641	$8,767	$7,380

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended		Nine Months Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Domestic store average weekly sales	$9,819	$10,568	$10,829	$11,431
Domestic comparable store sales	(5.8)%	1.4%	(4.1)%	3.9%
Domestic comparable stores	1,418	1,366	1,418	1,366
System-wide sales (in thousands)	$199,318	$203,078	$651,422	$653,462
System-wide stores	1,582	1,500	1,582	1,500
Adjusted EBITDA (in thousands)	$4,812	$6,144	$17,011	$20,591
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
Comparable Store Sales
Comparable store sales represents the change in year-over-year sales for comparable stores. A comparable store is a store open for at least 52 full weeks from the comparable date (the Tuesday following the opening date). This measure highlights the performance of existing stores, while excluding the effect of newly opened or closed stores. Comparable store sales reflects changes in the number of transactions and in customer spend per transaction at existing stores. Customer spend per transaction is affected by changes in menu prices, sales mix, and the number of items sold per customer.
System-Wide Sales
System-wide sales include net sales by all of our system-wide stores. This measure allows management to assess the health of our brand, our relative position to competitors, and changes in our revenues.

Store Openings, Closures, Acquisitions, and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquisitions and divestitures of stores to assess growth in system-wide sales, royalty revenues, and Company-owned store sales. We operate through a footprint of 1,582 stores as of September 26, 2016, of which 89.5% are franchised, located in 38 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the nine months ended September 26, 2016.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total
Store count at December 28, 2015	127	1,369	1,496	40	1,536
Openings	30	47	77	4	81
Closings	—	(32)	(32)	(3)	(35)
Net transfers (1)	9	(9)	—	—	—
Store count at September 26, 2016	166	1,375	1,541	41	1,582

(1)	Net transfers are the number of franchised stores acquired by the Company, less the number of Company-owned stores refranchised.
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
“Adjusted EBITDA” is calculated as net (loss) income before interest expense, income taxes, depreciation, and amortization (“EBITDA”) as adjusted for:

▪
all non-cash losses or expenses (including non-cash share-based compensation expenses and the non-cash portion of rent expenses relating to the difference between GAAP and cash rent expenses), excluding any non-cash loss or expense that is an accrual of a reserve for a cash expenditure or payment to be made, or anticipated to be made, in a future period;

▪	non-cash gains and losses on disposal or impairment of property and equipment;

▪	non-recurring or unusual cash fees, costs, charges, losses, and expenses;

▪	fees, costs, and expenses related to acquisitions; and

▪	pre-opening costs with respect to new Company-owned stores.
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

▪
Adjusted EBITDA excludes pre-opening costs and non-cash GAAP rent expense with respect to new Company-owned stores, which we will continue to incur in the future as we open new stores consistent with our growth strategy;

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
The following table provides a reconciliation of our net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Net (Loss) Income	$(421)	$1,122	$1,173	$1,779
Net loss attributable to noncontrolling interests	—	—	—	500
Net (Loss) Income Attributable to Papa Murphy’s	(421)	1,122	1,173	2,279
Depreciation and amortization	3,137	2,641	8,767	7,380
(Benefit from) provision for income taxes	(130)	746	941	1,206
Interest expense, net	1,201	1,133	3,587	3,406
EBITDA	3,787	5,642	14,468	14,271
Loss on disposal of property and equipment (1)	160	4	155	66
Expenses not indicative of future operations:
Secondary offering costs (2)	—	—	—	345
Loss on Project Pie impairment and disposal (3)	—	—	—	4,325
Transaction costs (4)	—	1	—	64
New store pre-opening expenses (5)	450	218	1,216	464
Non-cash expenses and non-income based state taxes (6)	415	279	1,172	1,056
Adjusted EBITDA	$4,812	$6,144	$17,011	$20,591

(1)	Represents non-cash gains and losses resulting from disposal of property and equipment, including divested Company-owned stores.

(2)	Represents offering costs related to the secondary offering of the Company's common stock.

(3)	Represents a $4 million loss recognized upon impairment of Project Pie, a cost-method investment, and its subsequent disposal, and the write-off as bad debt receivables totaling $325,000.

(4)	Represents transaction costs relating to the acquisition of multiple franchised stores.

(5)
Represents expenses directly associated with the opening of new Company-owned stores and incurred primarily in advance of the store opening, including wages, benefits, and travel for training of opening teams, grand opening marketing costs, and other store operating costs.

(6)
Represents (i) non-cash expenses related to equity-based compensation; (ii) non-cash expenses related to the difference between GAAP and cash rent expense; and (iii) state revenue taxes levied in lieu of an income tax.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and nine months ended September 26, 2016, and September 28, 2015.

	Three Months Ended				Nine Months Ended
	September 26, 2016		September 28, 2015		September 26, 2016		September 28, 2015
(in thousands)	$	Total % of Revenues	$	Total % of Revenues	$	Total % of Revenues	$	Total % of Revenues
Revenues
Franchise royalties	$8,834	30.9%	$9,124	32.4%	$28,868	31.6%	$29,557	34.2%
Franchise and development fees	645	2.3%	1,123	4.0%	2,173	2.4%	3,092	3.6%
Company-owned store sales	18,705	65.6%	17,604	62.6%	58,849	64.4%	52,927	61.2%
Other	335	1.2%	281	1.0%	1,507	1.6%	845	1.0%
Total revenues	28,519	100.0%	28,132	100.0%	91,397	100.0%	86,421	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	6,488	22.7%	6,409	22.8%	20,541	22.5%	18,942	21.9%
Compensation and benefits (1)	5,748	20.2%	4,918	17.5%	17,058	18.7%	13,994	16.2%
Advertising (1)	1,727	6.1%	1,806	6.4%	5,790	6.3%	5,227	6.0%
Occupancy (1)	1,608	5.6%	1,210	4.3%	4,487	4.9%	3,386	3.9%
Other store operating costs (1)	2,762	9.7%	2,061	7.3%	7,608	8.3%	5,362	6.2%
Selling, general, and administrative	6,198	21.7%	6,038	21.5%	21,165	23.2%	21,083	24.4%
Depreciation and amortization	3,137	11.0%	2,641	9.4%	8,767	9.6%	7,380	8.5%
Loss on disposal/impairment of property and equipment	160	0.6%	4	—%	155	0.2%	66	0.1%
Total costs and expenses	27,828	97.6%	25,087	89.2%	85,571	93.6%	75,440	87.3%
Operating Income	691	2.4%	3,045	10.8%	5,826	6.4%	10,981	12.7%
Interest expense, net	1,201	4.2%	1,133	4.0%	3,587	3.9%	3,406	3.9%
Loss on impairment of investments	—	—%	—	—%	—	—%	4,500	5.2%
Other expense, net	41	0.1%	44	0.2%	125	0.1%	90	0.1%
(Loss) Income Before Income Taxes	(551)	(1.9)%	1,868	6.6%	2,114	2.3%	2,985	3.5%
(Benefit from) provision for income taxes	(130)	(0.5)%	746	2.7%	941	1.0%	1,206	1.4%
Net (Loss) Income	(421)	(1.5)%	1,122	4.0%	1,173	1.3%	1,779	2.1%
Net loss attributable to noncontrolling interests	—	—%	—	—%	—	—%	500	0.6%
Net (Loss) Income Attributable to Papa Murphy’s	$(421)	(1.5)%	$1,122	4.0%	$1,173	1.3%	$2,279	2.6%

(1)
Please see the table presented in Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store revenue for the three and nine months ended September 26, 2016, and September 28, 2015.

Revenues
Total revenues. In the three and nine months ended September 26, 2016, Total revenues grew primarily from the acquisition of franchised stores in 2015 and 2016 by our Domestic Company Stores segment and net new store openings, partially offset by a decline in domestic comparable store sales of 5.8% and 4.1% in the three and nine months ended September 26, 2016, respectively.
Franchise royalties. Franchise royalties decreased in the three months ended September 26, 2016, compared to the three months ended September 28, 2015, primarily due to a decline in Domestic Franchise comparable store sales of 5.6%. These declines were partially offset by a 2.4% increase in royalties as a result of an increase of 42 Domestic Franchise stores, net of closures and transfers, since June 29, 2015.
Franchise royalties decreased in the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015, primarily due to a decline in Domestic Franchise comparable store sales of 4.0%. These declines were partially offset by a 2.2% increase in royalties as a result of an increase of 33 Domestic Franchise stores, net of closures and transfers, since December 29, 2014.
The decrease in Franchise royalties as a percentage of Total revenues for the three and nine months ended September 26, 2016, compared to the three and nine months ended September 28, 2015, was the result of increases in the number of Company-owned stores year-over-year.
Franchise and development fees. Franchise and development fees decreased in the three months ended September 26, 2016, compared to the three months ended September 28, 2015, primarily due to a reduction in forfeited fees and transfer fees.
Franchise and development fees decreased in the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015, primarily due to a reduction in forfeited fees, transfer fees, and decreased initial fees from franchised store openings.

Company-owned store sales. Company-owned store sales increased in the three months ended September 26, 2016, compared to the three months ended September 28, 2015, due to the acquisition of 11 franchised stores from franchise owners and the opening of 41 Company-owned stores since June 29, 2015, partially offset by the divestiture of four stores since June 29, 2015, and a decline in comparable store sales of 7.7% in the three months ended September 26, 2016, compared to the three months ended September 28, 2015.
Company-owned store sales increased in the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015, due to the opening of 48 Company-owned stores and the acquisition of 32 franchised stores from franchise owners since December 29, 2014, partially offset by the divestiture of four stores and the closure of one store since December 29, 2014 and a decline in comparable store sales of 5.6% in the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015.
Costs and Expenses
Total costs and expenses. Total costs and expenses increased in the three and nine months ended September 26, 2016, compared to the three and nine months ended September 28, 2015, primarily as a result of the increase in the number of Company-owned stores year-over-year, as further detailed below.
Store operating costs. Store operating costs as a percentage of total revenues increased in the three and nine months ended September 26, 2016, compared to the three and nine months ended September 28, 2015, primarily as a result of the increase in the number of Company-owned stores year-over-year, including many stores in less developed markets with lower average sales volumes.
The following table presents the components of Store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended		Nine Months Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Store operating costs as a % of Company-owned store revenue:
Cost of food and packaging	34.7%	36.4%	34.9%	35.8%
Compensation and benefits	30.7%	27.9%	29.0%	26.4%
Advertising	9.2%	10.3%	9.8%	9.9%
Occupancy	8.6%	6.9%	7.6%	6.4%
Other store operating costs	14.8%	11.7%	13.0%	10.1%
Total store operating costs	98.0%	93.2%	94.3%	88.6%
Total store operating costs as a percentage of Company-owned store sales increased 480 basis points in the three months ended September 26, 2016, compared to the three months ended September 28, 2015, due primarily to the effect of Company-owned store portfolio changes as we increased our store ownership in less developed markets (as described in more detail below) and a decline in comparable store sales of 7.7% in the three months ended September 26, 2016, compared to the three months ended September 28, 2015. Additional factors during the comparable periods that increased Total store operating costs were new store labor inefficiencies and lease expenses associated with new stores during the pre-opening stage.
Total store operating costs as a percentage of Company-owned store sales increased 570 basis points in the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015, due primarily to the effect of Company-owned store portfolio changes as we increased our store ownership in less developed markets (as described in more detail below) and a decline in comparable store sales of 5.6% in the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015. Additional factors during the comparable periods that increased Total store operating costs were new store labor inefficiencies and lease expenses associated with new stores during the pre-opening stage.

▪
Compensation and benefits. As we open or acquire stores in less developed markets with lower average sales volumes, we realize lower efficiencies in labor due to minimum labor demands for a store, regardless of volume. As we invest in these new stores and develop the markets, we expect sales to grow and Compensation and benefits to approach that of our broader portfolio of stores. Compensation and benefits have also been impacted by the significant growth in new Company-owned stores, since labor costs for newly opened stores typically approach our portfolio average 12-18 months after a store is opened.

▪
Other store operating costs. New store opening costs of $450,000 and $1,216,000 were recognized in Other store operating costs for the three and nine months ended September 26, 2016, respectively, compared to $218,000 and $464,000 in the three and nine months ended September 28, 2015, respectively. Opening costs have historically averaged around $40,000 per store with the majority of the costs incurred within two months of the store opening. In the nine months ended September 26, 2016, the Company opened 30 new stores, with more nearing completion. Excluding the impact of pre-opening costs in 2016, Other store operating costs as a percentage of Company-owned store sales would have been 12.4% and 10.9% for the three and nine months ended September 26, 2016, respectively.

▪
Company-owned store portfolio changes. We acquired 32 stores from franchise owners, opened 48 new stores, closed one store, and refranchised four stores since December 29, 2014. Most of the stores acquired and all of the new stores opened have sales volumes currently lower than the average store sales for the rest of our portfolio.

Selling, general, and administrative. Selling, general, and administrative costs were flat for the three months ended September 26, 2016 and September 28, 2015, primarily because a year-over-year increase of $0.3 million in costs associated with our new e-commerce and online ordering platform was offset by a year-over-year decrease of $0.3 million in compensation and benefits as a result of unearned incentive compensation.
Selling, general, and administrative costs were flat for the nine months ended September 26, 2016 and September 28, 2015, primarily because a year-over-year increase of $0.9 million in costs associated with our new e-commerce and online ordering platform was offset by a year-over-year decrease of $1.1 million in compensation and benefits as a result of unearned incentive compensation.
Depreciation and amortization. Depreciation and amortization increased in the three and nine months ended September 26, 2016, compared to the three and nine months ended September 28, 2015, due primarily to the depreciation associated with an increased number of Company-owned stores and increased capital expenditures for business technology projects.
Interest expense, net. Interest expense, net increased in the three months ended September 26, 2016, compared to the three months ended September 28, 2015, due to increased average borrowing rates and draws on our revolving credit facility. Interest expense, net increased in the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015, due to increased average borrowing rates, partially offset by a reduction in long-term debt outstanding.
Income Taxes. The Provision for income taxes decreased in the three and nine months ended September 26, 2016, due primarily to a reduction in Income Before Income Taxes.
The effective tax rate for the three months ended September 26, 2016, was 23.6% compared to 39.9% for the three months ended September 28, 2015. The effective income tax rate decreased primarily due to the effect of certain permanent adjustments arising from differences between U.S. GAAP and U.S. federal and state income tax law and the relative impact of those adjustments on a small quarterly (Loss) income before income taxes. The effective tax rate for the nine months ended September 26, 2016, was 44.5% compared to 40.4% for the nine months ended September 28, 2015. The effective income tax rate increased primarily due to the effect of an adjustment for a tax benefit shortfall created by share-based payments at settlement that were made during the period. Our income taxes have varied from what would be expected from the application of prevailing statutory rates, primarily due to the impact of meal and entertainment expenses and share-based compensation expenses.
Segment Results
Domestic Franchise. Total revenues for the Domestic Franchise segment decreased $0.7 million and $1.0 million in the three and nine months ended September 26, 2016, respectively, compared to the three and nine months ended September 28, 2015, due to decreases in Franchise royalties and Franchise and development fees as discussed above.
Operating Income for the Domestic Franchise segment decreased $1.6 million in the three months ended September 26, 2016, compared to the three months ended September 28, 2015, due to a $0.7 million decline in segment revenues, $0.3 million increase in Depreciation and amortization, and a $0.6 million increase in Selling, general, and administrative costs. Operating Income for the Domestic Franchise segment decreased $3.5 million in the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015, due to a $1.0 million decline in segment revenues, a $0.7 million increase in Depreciation and amortization, and a $1.8 million increase in Selling, general, and administrative costs.
Domestic Company Stores. Total revenues for the Domestic Company Stores segment increased $1.1 million and $5.9 million in the three and nine months ended September 26, 2016, respectively, compared to the three and nine months ended September 28, 2015, as a result of changes in Company-owned store sales as discussed above.
Operating Income for the Domestic Company Stores segment decreased $1.1 million in the three months ended September 26, 2016, compared to the three months ended September 28, 2015, as a result of lower margins from stores acquired and newly opened since June 29, 2015, most of which are in lesser developed markets, a year-over-year decline in comparable store sales of 7.7%, and an increase in pre-opening costs of $0.2 million. Operating Income for the segment decreased $3.6 million in the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015, as a result of lower margins from stores acquired and newly opened in the past twelve months, most of which are in lesser developed markets, a year-over-year decline in comparable store sales of 5.6%, and an increase in pre-opening costs of $0.8 million.
International. Total revenues for the International segment increased for the three and nine months ended September 26, 2016, compared to the three and nine months ended September 28, 2015, primarily due to the opening of 13 net stores since December 29, 2014.
Operating Income for the International segment remained unchanged for the three months ended September 26, 2016, compared to the three months ended September 28, 2015. Operating Income for the International segment increased for the nine months ended September 26, 2016, compared to the nine months ended September 28, 2015, primarily due to the opening of 13 net stores since December 29, 2014.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees, and principal payments on our debt as well as support our growth strategy. If the need arises, we may seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
As of September 26, 2016, we had Cash and cash equivalents of $0.5 million and $20.0 million of available borrowings under a revolving credit facility, of which $4.1 million was drawn. As of September 26, 2016, we had $113.0 million of outstanding indebtedness. Principal payments under our Senior Credit Facility are due on the last day of each fiscal quarter through the life of the Senior Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of September 26, 2016, we were in compliance with all of our covenants and other obligations under our Senior Credit Facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing, and financing activities for the periods presented:

	Nine Months Ended
(in thousands)	September 26, 2016	September 28, 2015
Cash flows from operating activities	$9,300	$17,937
Cash flows from investing activities	(16,747)	(15,727)
Cash flows from financing activities	1,088	(1,783)
Total cash flows	$(6,359)	$427
Cash Flows from Operating Activities
Net cash provided by operating activities of $9.3 million for the nine months ended September 26, 2016, resulted primarily from net income of $1.2 million, adjusted for items such as depreciation and amortization and changes in operating assets and liabilities, including $0.7 million attributable to spending in our advertising fund in excess of fund receipts. The $8.6 million decrease over the nine months ended September 28, 2015, was primarily driven by a decrease of $5.2 million in Operating Income and unfavorable changes in operating assets and liabilities of $4.5 million, primarily due to the timing of payments made on Accounts payable.
Cash Flows from Investing Activities
Net cash used by investing activities was $16.7 million in the nine months ended September 26, 2016, compared to net cash used of $15.7 million in the nine months ended September 28, 2015. The $1.0 million increase in cash used by investing activities was due primarily to a year-over-year increase of $9.0 million in capital expenditures for property, plant, and equipment, primarily relating to the opening of Company-owned stores and development of our new e-commerce and online ordering platform, partially offset by a decrease of $7.1 million for the acquisition of franchised stores, compared to the nine months ended September 28, 2015.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.1 million in the nine months ended September 26, 2016, compared to net cash used of $1.8 million in the nine months ended September 28, 2015. The $2.9 million increase in net cash from financing activities was primarily due to a $4.1 million increase in net advances on the revolving credit facility to fund the construction of Company-owned stores, partially offset by a $1.2 million increase in payments made on the term loan due to the scheduled increase in quarterly principal payments under our Senior Credit Facility, compared to the nine months ended September 28, 2015.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our judgments and estimates including those related to revenue recognition, impairment of goodwill and intangible assets, income taxes, advertising expense, and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk
We are exposed to market risks from changes in commodity prices. During the normal course of the year, we enter into national pricing commitments for cheese and other food products that are affected by changes in commodity prices and, as a result, our franchise and Company-owned stores are subject to volatility in food costs. We also maintain relationships with multiple suppliers for certain key products, such as cheese. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.

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
In February 2015, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of our former and current franchise sales staff as additional individual defendants. In September 2016, the remaining plaintiffs in the consolidated lawsuits filed a motion seeking to further amend their complaint to add a claim under the Washington Consumer Protection Act based on substantially the same allegations as the prior claims, to re-plead claims under the Washington Franchise Investment Protection Act that had previously been dismissed, and to dismiss Dan Harmon as a defendant. As before, we believe the allegations in this litigation lack merit and, for those plaintiffs with whom we are unable to reach resolution, we will continue to vigorously defend our interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. We provide no assurance that we will be successful in our defense of these lawsuits; however, we do not currently expect the cost of resolving them to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We are also currently named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 8, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges we failed to comply with the requirements of the Telephone Consumer Protection Act (TCPA) when we sent SMS text messages to consumers. The plaintiff in the lawsuit asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. On October 14, 2016, the Federal Communications Commission (FCC) granted us a limited waiver from the TCPA’s written consent requirements for certain text messages that we sent between October 16, 2013 and October 7, 2015 to individuals who, like the plaintiff, provided written consent prior to October 16, 2013. We believe that the FCC’s waiver eliminates the legal basis for the plaintiff’s claim and have filed a motion for summary judgment seeking dismissal. Plaintiff has filed a motion seeking to extend the time to respond to the summary judgment motion on the basis that he intends to appeal the FCC's waiver. While we believe the plaintiff’s interpretation of law is incorrect and the claim should be dismissed and will continue to vigorously defend ourselves in the lawsuit, we provide no assurance that we will be successful in this action. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. A detailed discussion of our risk factors is included under the section title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, as revised by those risk factors disclosed under the section title “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2016. Other than the two risk factors set forth below, which supersede two similar risk factors previously disclosed in our Annual Report on Form 10-K, and the revisions set forth in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2016, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment. The risk factors and other information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 28, 2015, as revised by our Quarterly Report on Form 10-Q for the quarter ended March 28, 2016, should be carefully considered before making an investment decision relating to our common stock.
Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchise owner support of such advertising and marketing campaigns, as well as compliance with the restrictions and obligations imposed by laws regulating certain marketing practices.
We believe the Papa Murphy’s brand is critical to our business. We expend resources in our marketing efforts using a variety of media, including television advertising, social media, email and opt-in text messaging. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. Additionally, some of our competitors have greater financial resources than we do, which enables them to spend significantly more on marketing and advertising than us. Should our competitors increase spending on marketing and advertising, or should our advertising and promotions be less effective than our competitors, our business, financial condition and results of operations could be materially and adversely affected.
The support of our franchise owners is critical for the success of our advertising and the marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchise owners. Our franchise owners are required to spend approximately five percent of net sales directly on local advertising or contribute to a local fund managed by franchise owners in certain market areas to fund the purchase of advertising media. Our franchise owners are also required to contribute two percent of their net sales to a national fund to support the development of new products, brand development and national marketing programs. Consequently, a decline in net sales at franchise stores may result in reduced spending on advertising and the development of new products, brand development and national marketing programs, or may require us, our franchise owners or other third parties to contribute additional advertising funds, which we, our franchise owners and other third parties have done at various times. Although we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchise owners if the implementation of these initiatives is to be successful. Additional advertising funds are not contractually required, and we, our franchise owners and other third-parties may choose to discontinue contributing additional funds in the future. Any significant decreases in our advertising and marketing funds or financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business, financial condition and results of operations.
We continue to invest in television advertising in order to expand brand awareness and draw attention to our products and value-based promotions. If these advertising investments do not drive increased store sales, the expense associated with this advertising may adversely impact our financial results, and we may not generate the levels of same store sales we expect. In addition, because some of our competitors have greater financial resources than we do, we may be particularly sensitive to increases in television advertising costs, which may reduce the efficiency of our advertising spending.
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
Decreases in food costs may also effect consumer behavior in ways adverse to us. If our competitors, including grocery stores, are better able to pass along commodity price decreases to customers than we are, then we may experience lower demand for our products and loss of market share.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
During the three months ended September 26, 2016, the Company repurchased the following shares:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2016, to July 31, 2016	—		$—	—	N/A
August 1 to August 31, 2016	678	(1)	4.80	—	N/A
September 1 to September 26, 2016	3,772	(1)	0.19	—	N/A
Total	4,450		$0.89	—	N/A

(1)
The Company repurchased unvested restricted shares from a former employee whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid by the former employee for the unvested shares.

Item 5. Other Information
Amendment to Senior Credit Facility
On October 31, 2016, PMI Holdings, Inc. (“PMI”), a wholly-owned subsidiary of the Company, entered into a First Amendment to Credit Agreement (the “First Amendment”), by and among PMI, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent on behalf of the other lenders party thereto (as successor to Antares Capital LP (as successor to General Electric Capital Corporation), the “Administrative Agent”). The First Amendment amends certain terms of our Credit Agreement that provides for our Senior Credit Facility, dated August 28, 2014, by and among PMI, as the borrower, the guarantors party thereto, the lenders party thereto and the Administrative Agent.
The First Amendment provides for, among other things, (a) increases in our maximum consolidated leverage ratio, ranging from 0.25x to 1.25x, for all future measurement periods, beginning with the measurement period ending January 2, 2017, (b) an increase in our scheduled quarterly principal payments on the outstanding term loan from $1,400,000 per quarter to $2,100,000 per quarter, beginning January 2, 2017, (c) the addition of a fixed charge coverage ratio, beginning with the fiscal quarter ending January 1, 2018, and (d) an increase in the aggregate amount of asset dispositions permitted annually from $1,500,000 per fiscal year to $20,000,000 per fiscal year. In addition, the First Amendment permits us to add cash expenses made to fund our advertising fund, subject to agreed caps, to our computation of Adjusted EBITDA for the measurement periods beginning April 3, 2017, and ending December 31, 2018, for purposes of determining compliance with our maximum consolidated leverage ratio.
As a condition to the effectiveness of the First Amendment, we paid a customary amendment fee to the lenders consenting to the First Amendment.
The above description of the material terms and conditions of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment[, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Group M Agreement
On November 1, 2016, we delivered a purchase order to Group M Worldwide, Inc. d/b/a Modi Media (“Group M”), pursuant to the Master Marketing Agreement, dated September 7, 2016, by and between Murphy’s Marketing Services, Inc., a wholly-owned subsidiary of the Company, and Group M, as amended by an Amendment No. 1 dated September 27, 2016 (as amended, the “Group M Agreement”). Under the purchase order, we agreed to purchase $10.75 million in media for 2017 for a total cost of $11.0 million, including Group M’s fees.
The above description of the Group M Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Group M Agreement, a copy of which will be filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ending January 2, 2017.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1*	First Amendment to Credit Agreement, dated as of October 31, 2016, among PMI Holdings, Inc., Wells Fargo Bank, National Association, and the other financial institutions party thereto.
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

Date: November 2, 2016