Form 10-K/A
period 2015-12-28
Papa Murphy's Holdings, Inc.
filed 2016-11-15
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Papa Murphy’s Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10‑K (this “Amendment No. 1”) to amend and restate Part II, Item 9A of its previously filed Annual Report on Form 10‑K for the fiscal year ended December 28, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2016 (the “Original Form 10‑K”), in order (i) to include management’s assessment of internal control over financial reporting, which was inadvertently omitted from the Original Form 10‑K, and (ii) to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10‑K.

This Amendment No. 1 should be read in conjunction with the Original Form 10‑K, which continues to speak as of the date of the Original Form 10‑K. Other than as specifically set forth herein, this Amendment No. 1 does not modify or update disclosures in the Original Form 10‑K. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10‑K or modify or update any related or other disclosures.

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

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 28, 2015.
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
3.	Exhibits:

		INCORPORATED BY REFERENCE
EXHIBIT			FILE		FILING
NUMBER	DESCRIPTION OF EXHIBITS	FORM	NUMBER	EXHIBIT	DATE
3.1	Fifth Amended and Restated Certificate of Incorporation of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.2	May 13, 2014
4.1	Form of Common Stock Certificate.	S-1/A	333-194488	4.1	April 28, 2014
4.2	Second Amended and Restated Stockholders’ Agreement.	8-K	001-36432	4.1	May 13, 2014
10.1‡	Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.1	April 4, 2014
10.2	Stockholder’s Agreement	8-K	001-36432	10.1	May 13, 2014
10.3	Credit agreement, dated as of August 28, 2014 among PMI Holdings, Inc., General Electric Capital Corporation and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 13, 2014
10.4‡	Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.5	April 28, 2014
10.5	Form of Franchise Agreement.	S-1/A	333-194488	10.6	April 4, 2014
10.6	Form of Area Development Agreement.	S-1/A	333-194488	10.7	April 4, 2014
10.7	Form of Multiple Store Commitment Letter and Amendment to Franchise Agreement.	S-1/A	333-194488	10.8	April 4, 2014
10.8‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 24, 2011 among PMI Holdings, Inc. and John Barr.	S-1/A	333-194488	10.10	April 4, 2014
10.9‡	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement dated as of December 30, 2013 among PMI Holdings, Inc. and John Barr.	S-1/A	333-194488	10.11	April 4, 2014
10.10‡	Executive Employment and Non-Competition Agreement dated as of May 25, 2011 among PMI Holdings, Inc. and Ken C. Calwell.	S-1/A	333-194488	10.12	April 4, 2014
10.11‡	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Victoria T. Blackwell.	S-1/A	333-194488	10.14	April 4, 2014
10.12‡	Executive Employment and Non-Competition Agreement dated as of January 7, 2013 among PMI Holdings, Inc. and Jayson Tipp.	S-1/A	333-194488	10.15	April 4, 2014
10.13‡	Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Mark Hutchens.	S-1/A	333-194488	10.18	April 4, 2014

10.14‡	First Amendment to Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Ken Calwell.	S-1/A	333-194488	10.19	April 4, 2014
10.15‡	Form of Stock Option Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.20	April 21, 2014
10.16‡	Form of Stock Option Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.21	April 21, 2014
10.17‡	Form of Restricted Stock Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.22	April 21, 2014
10.18‡	Form of Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.23	April 21, 2014
10.19‡	Form of Amendment to the Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.24	April 21, 2014
10.20‡	Form of Stock Option Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.25	April 21, 2014
10.21‡	Form of Restricted Stock Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.26	April 21, 2014
10.22	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its directors and executive officers.	S-1/A	333-194488	10.27	April 21, 2014
10.23	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its sponsor-affiliated directors.	S-1/A	333-194488	10.28	April 21, 2014
10.24‡	Form of Stock Option Agreement subject to performance-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.29	April 28, 2014
10.25‡	Executive Employment and Non-Competition Agreement between PMI Holdings, Inc. and Dan Harmon.	S-1/A	333-194488	10.30	April 28, 2014
21.1	List of Subsidiaries of the Registrant.	10-K	001-36432	21.1	March 9, 2016
23.1	Consent of Moss Adams LLP	10-K	001-36432	23.1	March 9, 2016
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

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36432	32.1	March 9, 2016
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36432	32.2	March 9, 2016
101.INS	XBRL Instance Document	10-K	001-36432	101.INS	March 9, 2016
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-36432	101.SCH	March 9, 2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-36432	101.CAL	March 9, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-36432	101.DEF	March 9, 2016
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-36432	101.LAB	March 9, 2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-36432	101.PRE	March 9, 2016
*    Filed herewith
‡    A management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 14, 2016.

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Mark Hutchens
	Name:	Mark Hutchens
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ken Calwell	President and Chief Executive Officer	November 14, 2016
Ken Calwell	(Principal Executive Officer) and Director

/s/ Mark Hutchens	Chief Financial Officer	November 14, 2016
Mark Hutchens	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jean M. Birch	Chair of the Board, Director	November 14, 2016
Jean M. Birch

/s/ Benjamin Hochberg	Director	November 14, 2016
Benjamin Hochberg

/s/ Yoo Jin Kim	Director	November 14, 2016
Yoo Jin Kim

/s/ L. David Mounts	Director	November 14, 2016
L. David Mounts

/s/ John Shafer	Director	November 14, 2016
John Shafer

/s/ Rob Weisberg	Director	November 14, 2016
Rob Weisberg

/s/ Jeffrey B. Welch	Director	November 14, 2016
Jeffrey B. Welch