Form 10-Q/A
period 2016-03-28
Papa Murphy's Holdings, Inc.
filed 2016-11-15
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Papa Murphy’s Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10‑Q (this “Amendment No. 1”) in order to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Quarterly Report on Form 10‑Q for the quarter ended March 28, 2016 (the “Original Form 10‑Q”).

This Amendment No. 1 should be read in conjunction with the Original Form 10‑Q, which continues to speak as of the date of the Original Form 10‑Q. Other than as specifically set forth herein, this Amendment No. 1 does not modify or update disclosures in the Original Form 10‑Q. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10‑Q or modify or update any related or other disclosures.

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

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-36432	32.1	May 4, 2016
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-36432	32.2	May 4, 2016
101.INS	XBRL Instance Document	10-Q	001-36432	101.INS	May 4, 2016
101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	001-36432	101.SCH	May 4, 2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	001-36432	101.CAL	May 4, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-36432	101.DEF	May 4, 2016
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q	001-36432	101.LAB	May 4, 2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	001-36432	101.PRE	May 4, 2016
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Mark Hutchens
	Name:	Mark Hutchens
	Title:	Chief Financial Officer

Date: November 14, 2016