Form 10-K
period 2017-01-02
Papa Murphy's Holdings, Inc.
filed 2017-03-16
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-K
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended January 2, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X].
At June 27, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock of the Registrant held by non-affiliates was $77,365,142 based on the last sales price of the Registrant’s common stock as reported by the NASDAQ Global Select Market on that day.
At March 1, 2017, there were 16,967,303 shares of the Registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2017 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended January 2, 2017.

PART I
ITEM 1. Business

General
Papa Murphy’s Holdings, Inc. is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States. We were founded in 1981 and have grown our footprint to a total of 1,577 system-wide stores as of January 2, 2017.
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
Our stores feature a food-forward design, with a makeline that facilitates interactive ordering where store crew members create pizzas in front of the customer. Pizzas are made fresh to order and our customers can follow their pizza as it is made right in front of them.
Our menu offers customers a variety of original, thin, pan and stuffed crust pizzas as well as the ability to create a customized pizza from a broad selection of crust, sauce and topping combinations. Our core menu offerings include the following:

▪	Signature pizzas: classic combinations plus some unique twists;

▪	Gourmet Delite pizzas: our artisan thin crust with 35% fewer calories and 25% less fat than our Signature pizzas;

▪	Stuffed pizzas: two-layer, four-pound pizzas with meats and vegetables stuffed in two layers of dough;

▪	Fresh Pan pizzas: signature recipes with a thick, buttery crust;

▪	“C.Y.O.” or Create Your Own pizzas: customer selection of crust, sauce and any combination of our cheese, meat and vegetable toppings; and

▪	FAVES: three simple pizza classics offered at value price points.
Loyal Customer Base
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

▪	Great Value. We offer a high-quality pizza at a value price point.

▪
Great Customer Service. We train our store crews to greet each customer, to promote the latest new products and to assist each customer in choosing the combination of fresh made pizzas and side items to complete the customer's meal.

We have developed a loyal and diverse customer base. We attribute our success across a national footprint to the broad appeal of our concept. Our business model resonates with families and single adults and attracts both female and male customers across all ages, demographics and income levels. Finally, we believe our model encourages a stronger emotional connection with our core target of families. The active role of ordering and watching the pizza being built gives customers a feeling of ownership: “a pizza,” becomes “my pizza.”
Efficient Operating Model Generates Attractive Store-Level Economics
Our stores average just 1,400 square feet in size and do not require ovens, venting hoods, freezers or dining areas because our customers bake their pizzas at home, unlike traditional pizza, limited service or fast casual restaurants. Our stores are designed to highlight our high-quality ingredients, to reinforce the key attributes of our brand and to maximize the customer’s interaction with our friendly team members. Our store model offers franchise owners operating advantages that differentiate us from other restaurant concepts. Our domestic stores:

•	Focus on creating fresh pizzas for carry out, reducing operational complexity for franchise owners and their employees;

•	Maintain shorter operating hours (typically 11:00 a.m. to 9:00 p.m.) that are attractive to franchise owners and their employees;

•	Require fewer employees each shift compared to other restaurant concepts, resulting in lower labor costs;

•	Accept electronic benefit transfer (“EBT”) payment systems (food stamps); and

•	Receive strong franchisor support through training, operating standards, supply-chain management and development assistance.
Our simple, low cost operations create the opportunity for higher margins and attractive returns.

Our Strategy
Our strategy is focused on three key components: (i) drive the business through increased awareness and innovation; (ii) development through franchising; and (iii) improve the convenience to our customers. We believe that successfully implementing this strategy will enable us to achieve our growth and profitability targets and leverage our infrastructure.
Drive the Business Through Increased Awareness and Innovation
We work to drive the business forward with increasing sales by focusing on the following tactical areas:

•
Increased Awareness. Starting in 2017, we have added national cable advertising on top of our current local broadcast media. This addition will help educate the marketplace about our concept and grow customer awareness and loyalty. Currently, 42% of our stores are in markets with no TV advertising, and of those with some TV advertising, 79% are not at optimal levels year-round. We believe the addition of national cable advertising will significantly help brand recognition in newer markets with lower store density and help to expedite store development and sales growth.

•
New Product Innovation. New product innovation is another tool we use to attract new customers and increase frequency with existing customers. New products have historically been effective in growing comparable store sales. After limited new product introductions in 2016, we are planning some exciting new innovations for 2017 and beyond. In addition to new core products, we work to market new add-on product options and meal deal promotions that bundle together multiple items for an increased value to the customer.

Development Through Franchising
We believe significant development opportunities remain in the United States and select international markets. We currently estimate our total store potential in the United States alone is at least 4,500 stores, including approximately 2,300 new stores in our existing markets. Historically, we see stronger store performance in markets with greater store penetration and higher brand awareness. During the past five years, we have focused our financial resources on accelerating the build-out of select markets. We intend to continue developing in established markets in the West and Midwest, but the majority of our expansion efforts will be focused on existing but less-penetrated markets in the South and East. Going forward, our strategic development plan will focus on: (i) new store openings; (ii) refranchising of Company-owned stores; and (iii) international development.

•
New Store Openings. New stores will be opened primarily from franchised unit development. Given our unit growth potential, attractive store-level economics and simplicity of store operations, we believe existing franchise owners will expand their current footprint and we will continue to attract new franchise owners. We may introduce development incentives from time to time to expedite store development in select markets.

•
Refranchising of Company-Owned Stores. To expedite store development in select under penetrated markets, we have built 53 Company-owned stores over the past two years. We are now entering the next phase of our strategic development plan which will involve refranchising more than 100 of our Company-owned stores to experienced, well-capitalized operators that can acquire the stores and continue building units to achieve full market penetration. We are targeting a Company-owned store base of about 50 stores by 2020.

•
International Development. We are still in the early stages of international expansion, which we believe represents a long-term growth opportunity. All international stores are developed under a master franchisor arrangement. We currently have two master franchise agreements, one for Canada and one for the six Gulf Cooperation Council states in the Middle East (development so far has been exclusively in the United Arab Emirates).

Improve Convenience To Our Customers
To improve the convenience to our customers we have made substantial foundational investments in our systems and infrastructure. We substantially completed the roll-out of our POS system and online ordering platform in 2016 to all domestic stores which provides a convenient method of ordering to our customers. We also grew our digital marketing capabilities. Going forward we plan to leverage the investments we've made to improve the convenience to our customers by focusing on the following:

•
E-commerce / Online Ordering. In 2016 we were able to grow our online ordering to about 8% of all transactions, with a goal of reaching 50% in the next few years. Our online ordering platform is programmed to consistently offer additional purchase options based on the customer's current and past ordering patterns. Early evidence demonstrates that orders placed through our online ordering channel deliver an increased average check, averaging more than 20% when compared to other ordering channels in 2016. As the percentage of orders placed through our e-commerce platform increases, this higher average check may moderate.

•
Increased Digital Marketing. In 2016 we continued to focus on building our digital marketing and precision marketing capabilities. We began to communicate more offers exclusively through digital marketing. We anticipate that this trend will continue and grow in 2017 now that almost all stores have a POS system and online ordering capabilities.

•
Testing of Delivery. Online ordering addressed only half of the convenience cycle. In 2017 we plan to begin testing of delivery through the use of various third-party delivery options. Our research indicates a strong demand for delivery from our customers, with more than half indicating they would order more often if delivery was available. We have a unique opportunity with delivery in that because our pizzas are not baked, customers receive the same high-quality fresh food when delivered as when the customer picks up their order in-store.

Leverage Our Infrastructure
With 1,537 stores across the United States and 517 domestic franchise owners as of January 2, 2017, we have an established infrastructure to support future growth. Our teams located across the country provide support to our franchise owners in operations, store technology, marketing and new store development. As we execute against our strategic plan and continue to grow our store base, we have made investments in our infrastructure. We expect our selling, general and administrative expenses to increase at a lower rate than our revenues by maintaining tight cost management controls.

Our Industry and Competition
With system-wide sales of $899 million in fiscal year 2016, we are the fifth largest pizza chain in the United States as measured by system-wide sales and total number of stores. According to NPD Crest, the quick service restaurant (“QSR”) pizza market, a subset of the overall pizza category, was about $36 billion in 2016. The top five pizza chains accounted for approximately 49.4% of QSR pizza restaurant sales in 2016 compared to 47.8% in 2015 and 43.5% in 2012. We believe the pizza restaurant market continues to be an attractive category due to its size and growth, as well as its fragmented competitive landscape.
We generally compete on the basis of product quality, variety, price, location, image and service with regional and local pizza restaurants as well as national chains such as Domino’s Pizza®, Pizza Hut®, Papa John’s® and Little Caesars Pizza®. On a broader scale, we compete with other limited service restaurants (“LSRs”), the overall food service industry, grocery and convenience stores and online meal delivery services. The food service industry, particularly LSRs, are competitive with respect to product quality, price, location, service and convenience. Many of our competitors have been in existence for longer periods of time and have developed stronger brand awareness in markets where we compete. In these markets, we compete for customers, employees, management personnel, franchisees and real estate sites suitable for our stores.

Suppliers and Distribution
We enter into national supply or pricing agreements with certain key third-party suppliers. We negotiate pricing for our franchised and Company-owned stores with national pricing agreements covering a term of three months to one year. We do not realize any profits from the sale of these supplies to franchise owners.
We rely on multiple third-party distributors as our primary distributors of cheese, refrigerated items, meat, canned and dry goods, paper and disposables and janitorial supplies. Pursuant to our distribution service agreements, we have the right to designate the brands and products supplied. Supplies are delivered to each store one to two times each week.
For our beverage products, we rely on Pepsi-Cola Advertising and Marketing, Inc. (“Pepsi”) as our primary provider of packaged beverage products. We have maintained a national distribution relationship with Pepsi since 2004.

Intellectual Property and Trademarks
We regard the Papa Murphy’s brand name and associated trademarks as valuable assets. We have a portfolio of 31 trademarks registered and several pending trademark registrations with the United States Patent and Trademark Office. We have also secured trademark registrations for our brand name in Canada, China, Mexico, New Zealand, Norway, Australia, Saudi Arabia, Turkey and within the Community Trade Mark (CTM) system, which offers a unified system of protection throughout the European Union. We have secured six trademark registrations in several Middle Eastern countries. All of the marks we own cover store-related services and/or food products.

Management Information/Technology Systems
Our point-of-sale system (“POS system”) has been customized specifically for Papa Murphy's stores, and we use this integrated restaurant-level technology for inventory, labor management and cash handling in our domestic stores. Our POS system allows us to track sales data and evaluate store efficiency. Through our POS system we are able to collect, utilize and disseminate data and information collected by each store to generate reports and evaluate sales performance on a daily basis. In addition, we collect monthly store-level profit and loss statements for internal analysis.
During 2015, 2016 and continuing through 2017, we made substantial investments to further develop our e-commerce capabilities and platform, including a new Papa Murphy's website ordering system. This new ordering channel, fully integrated with our in-store POS system, enables us to gather more information about customer ordering habits, which will enable us to further develop attractive offers and increase sales with digital marketing.
We substantially completed the roll out of our POS system to all domestic stores in 2016. The POS system provides the foundation for efficient store-level operations, the gathering of advanced analytics and the online ordering platform.

Franchising Overview
Our store base was 89.3% franchised as of January 2, 2017, with our franchise owners operating a total of 1,409 Papa Murphy’s stores in 38 states, Canada and the Middle East. Through our franchise support, development infrastructure and screening process, we have successfully built a base of 534 franchise owners with an average store ownership of approximately 2.5 stores per franchise owner. A majority of our franchise owners owned one store, approximately 75% owned one or two stores, and 21% of all franchised stores were owned by our 10 largest franchise owners. We believe this highly diversified owner base demonstrates the viability of our store concept across numerous types of owners and operators, and provides an attractive base of owners with capacity to grow with our brand. We believe the relationships we have with our franchise system provide a solid platform for growth.
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
Our asset-light franchised business model offers us strategic and financial benefits. It enables us to focus Company resources on menu innovation, marketing, franchise owner training and operations support to drive the overall success of our brand. Our franchised business model also allows us to grow our store base and brand awareness with limited corporate capital investment. Further, our predominantly franchised business model reduces our exposure to changes in commodity and other operating costs. As a result, our business model is designed to provide high operating margins and cash flows with low capital expenditures and working capital.

Employees
As of March 1, 2017, we had 2,022 employees, including 319 salaried employees and 1,703 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement and we consider our current employee relations to be good.

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
The restaurant industry in general, and the limited service restaurant pizza category in particular, are highly competitive with respect to price, value, food quality, ambience, convenience, concept, service and location. A substantial number of restaurant operations compete with us for customer traffic. We compete against other major national limited service restaurant pizza chains and regional and local businesses, including other chains offering pizza products. We also compete on a broader scale with other international, national, regional and local limited-service restaurants. In addition, we face increasing competition from pizza product and other offerings available at grocery stores and convenience stores and from online meal delivery services, which offer pre-made ready-to-bake frozen and carry-out pizzas and other foods that customers may prepare at home. Many of our competitors have significantly greater financial, marketing, personnel and other resources as well as greater brand recognition than we do and may have lower operating costs, more restaurants, better locations and more effective marketing than we do. Many of our competitors are well established in markets in which we and our franchise owners operate stores or intend to locate new stores. In addition, many of our competitors emphasize lower-cost value options or meal packages or have loyalty programs, which provide discounts on certain menu offerings, and they may continue to do so in the future.
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

▪	increased competition in the restaurant industry, particularly in the pizza, casual and fast-casual dining segments, and from grocery stores, convenience stores and online meal delivery services;

▪	changes in consumer tastes and preferences;

▪	demographic trends;

▪	customers’ budgeting constraints;

▪	customers’ willingness to accept menu price increases;

▪	adverse weather conditions;

▪	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambiance and service; and

▪	customers’ experiences in our stores.
In addition, the adverse effects of any of the preceding factors may reduce the attractiveness of new franchise stores to prospective franchise owners, which could make it more difficult to recruit the qualified franchise owners needed to implement our growth strategy and refranchising initiative. Our Company-owned stores and our franchise owners are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

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
If we fail to open new domestic and international franchise stores on a timely basis, our ability to increase our revenues could be materially and adversely affected.
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

▪	competition with other restaurants and retail concepts for potential store sites;

▪	anticipated commercial, residential and infrastructure development near new or potential stores;

▪	ability to negotiate acceptable lease arrangements;

▪	availability of financing and ability to negotiate acceptable financing terms;

▪	recruiting, hiring and training of qualified personnel;

▪	construction and development cost management;

▪	completing our construction activities on a timely basis;

▪	hiring qualified contractors to build, remodel and maintain our stores;

▪	obtaining all necessary governmental licenses, permits and approvals and complying with local, state and federal laws and regulations to open, construct or remodel and operate our stores;

▪	unforeseen engineering or environmental problems with the leased premises;

▪	adverse weather during the construction period of new stores; and

▪	other unanticipated increases in costs or delays.
As a result of these challenges, we and our franchise owners may not be able to open new stores as quickly as planned or at all. We and our franchise owners have experienced, and expect to continue to experience, delays in store openings from time to time and have abandoned plans to open stores in various markets on occasion. Any delays or failures to open new stores by our franchise owners could materially and adversely affect our growth strategy and our results of operations.

Our progress in opening new stores from quarter to quarter may occur at an uneven rate. If we do not open new stores in the future according to our current plans, the delay could materially and adversely affect our business, financial condition or results of operations.
The planned refranchising of a portion of our Company-owned stores could adversely affect our results of operations.
We have announced plans to refranchise more than 100 of our 168 Company-owned stores (total as of March 1, 2017) by selling the stores and entering into franchise agreements with the buyers. We are targeting to own about 50 Company-owned stores by 2020. Company-owned store sales accounted for 65% of our total revenues in 2016. We expect the proposed refranchising to result in a decrease in our total revenues because once the stores are refranchised we will derive revenue from the collection of a royalty equal to a percentage of net sales rather than from the total net sales of food and beverages to customers. In addition, refranchising Company-owned stores, and particularly Company-owned stores that have historically enjoyed high profit margins, may reduce our operating income.
We face many challenges associated with refranchising Company-owned stores, including identifying, recruiting and contracting with a sufficient number of qualified franchise owners, retaining employees during the transition to franchise owner management, and obtaining necessary consents from landlords and other third-parties. These challenges may delay, limit or prevent our planned refranchising, which could materially and adversely affect our ability to improve operating margins, reduce our exposure to changes in commodity and other operating costs, and generate cash to be used to repay debt. In addition, if we fail to manage our refranchising initiative effectively, the initiative could be time-consuming and distracting for management.
If we fail to identify, recruit and contract with a sufficient number of qualified franchise owners, our ability to open new franchise stores and refranchise Company-owned stores and increase our revenues and cash flow could be materially and adversely affected.
The opening of additional franchise stores and the refranchising of Company-owned stores depends, in part, upon the attractiveness of our franchise stores to prospective franchise owners and the availability of prospective franchise owners who meet our criteria. Because most of our franchise owners open and operate one or two stores, our growth strategy requires us to identify, recruit and contract with a significant number of new franchise owners each year. Decreases in system-wide average store sales or comparable store sales in select markets may reduce the attractiveness of new franchise stores to prospective franchise owners, making it more difficult for us to recruit qualified franchise owners. We may not be able to identify, recruit or contract with suitable franchise owners in our target markets on a timely basis or at all. In addition, our franchise owners may not have access to the financial or management resources that they need to open the stores contemplated by their agreements with us, or they may elect to cease store development for other reasons. If we are unable to recruit suitable franchise owners or if franchise owners are unable or unwilling to open new stores or acquire existing Company-owned stores as planned, our growth may be slower than anticipated, which could materially and adversely affect our ability to increase our revenues and materially and adversely affect our business, financial condition and results of operations.
If we fail to manage growth effectively, our business, financial condition and results of operations may be materially and adversely affected.
Our growth strategy and investment associated with the development of each new store may cause our results to fluctuate and be unpredictable or materially and adversely affect our results of operations. Our franchise owners and our ability to successfully develop new stores in new markets may be adversely affected by a lack of awareness or acceptance of our brand and the take and bake concept as well as by a lack of existing marketing efforts and operational execution in these new markets. Stores in new markets may also face challenges related to being new to a market and having less marketing funds than competitors, which may be due in part to lower store density than competitors. To the extent that we are unable to foster name recognition and affinity for our brand and concept in new markets and implement effective advertising and promotional programs, our franchise owners’ and our new stores may not perform as expected and our growth may be significantly delayed or impaired. Moreover, as has happened when other store concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. New stores may also have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate sales history and brand familiarity. Newly opened stores, including newly opened stores in new markets, may not be successful and our system-wide average store sales may not increase at historical rates, which could materially and adversely affect our business, financial condition or results of operations. In addition, to the extent we open new Company-owned stores, pre-opening expenses may vary from period to period based on the timing of when we open new Company-owned stores, which could impact our results of operations from period to period.

Our existing store management systems, financial and management controls, information systems and personnel staffing levels may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and us and our franchise owners to hire, train and retain managers and team members. We believe our culture—from the store level up through management—is an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. We may not respond quickly enough to the changing demands that our expansion will impose on our management, store teams, existing infrastructure and culture, which could materially and adversely affect our business, financial condition or results of operations.
Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be adversely affected.
As of January 2, 2017, we had $109.7 million of outstanding indebtedness, including $105.9 million outstanding under our senior secured credit facilities, and $19.2 million of availability under a revolving credit facility. We may, from time to time, incur additional indebtedness.
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
Our senior secured credit facilities also require us to comply with certain financial covenants regarding our leverage ratio, our interest coverage ratio, and, commencing with our fiscal quarter ending January 1, 2018, our fixed charge coverage ratio. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the new senior secured credit facilities, which would have an adverse effect on our liquidity, capital resources and results of operations.
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
A substantial portion of our revenues comes from royalties generated by our franchise stores. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. Accordingly, we are reliant on the performance of our franchise owners in successfully opening and operating their stores and paying royalties to us on a timely basis, and our reliance on the performance of our franchise owners increases as we franchise Company-owned stores. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchise owners, may harm the goodwill associated with our brands, and may materially and adversely affect our business and results of operations.

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

•
Franchise agreement termination or non-renewal. Each franchise agreement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise agreements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our licensed intellectual property.

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

•
Franchise owner insurance. The franchise agreements require each franchise owner to maintain certain insurance types and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and any policy payments made to franchise owners may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a franchise owner’s ability to satisfy obligations under the franchise agreement, including the ability to make royalty payments and perform indemnity obligations. Further, the franchise owner may fail to obtain or maintain the required insurance types and levels, and we may not be aware of that failure until a loss is incurred.

•
Product liability exposure. We require franchise owners to maintain general liability insurance coverage to protect against the risk of product liability and other risks and demand strict franchise owner compliance with health and safety regulations. However, franchise owners may receive or produce defective food or beverage products, which may materially and adversely affect our brand’s goodwill and our business. Further, a franchise owner’s failure to comply with health and safety regulations, including requirements relating to food quality or preparation and the sourcing of food from vendors, could subject the franchise owner, and possibly us, to litigation. Any litigation, including the imposition of fines or damage awards, could adversely affect the ability of a franchise owner to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.

•
Franchise owners’ participation in our strategy. Our franchise owners are an integral part of our business. We may be unable to successfully implement our growth strategy if our franchise owners do not actively participate in such implementation. From time to time, franchise owners have disagreed with or resisted elements of our strategy, including new product initiatives and investments in their stores such as remodeling and implementing the POS system. Franchise owners may also fail to participate in our marketing initiatives, which could materially and adversely affect their sales trends, average weekly sales (“AWS”) and results of operations. In addition, the failure of our franchise owners to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success. It also may be difficult for us to monitor our international franchise owners’ implementation of our growth strategy due to our lack of personnel in the markets served by such franchise owners.

•
Franchise owner litigation and conflicts with franchise owners. Franchise owners are subject to a variety of litigation risks, including customer claims, personal-injury claims, environmental claims, employee claims, intellectual property claims and claims related to violations of the Americans with Disabilities Act, religious freedom, the Fair Labor Standards Act (“FLSA”), the Employee Retirement Income Security Act of 1974, as amended, and advertising laws. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce entries into new franchise agreements. We also may be named in lawsuits against our franchise owners.

In addition, the nature of the franchisor-franchise owner relationship may give rise to conflict. For example, franchise owners have expressed a number of concerns and disagreements with our Company, including concern over a lack of franchise owner involvement in strategic decision-making, inadequate assistance in increasing and difficulty maintaining franchise store profitability in a higher cost environment, disagreement with marketing strategy and initiatives and product launches, concern over the implementation of the Company's text-based marketing program, disagreement with the Company's expansion strategy and the availability of development incentives, dissatisfaction with food safety measures implemented by the Company, including required purchases and new protocols, and dissatisfaction with costs associated with, and the functionality of, the Company's online ordering platform. Our senior management team engages with franchise owner leadership to address these concerns and resolve specific issues raised by the franchise owners. Such engagement may not result in a satisfactory resolution of the issues, which, in turn, could materially and adversely affect our ability to grow our franchise system and maintain relationships with our franchise owners, damage our reputation and our brand, and materially and adversely affect our results of operations.
We currently are subject to litigation with a group of our franchise owners as described in Part I, Item 3. Legal Proceedings. We also may become subject to additional litigation with franchise owners in the future. Engaging in such litigation may be costly, time-consuming and distracting to management and also may materially and adversely affect our relationships with potential franchise owners and our ability to attract new franchise owners. In addition to these and other claims that may be brought against us by franchise owners, we also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Such litigation may be time consuming, distracting and costly. Any negative outcome of these or any other claims could materially and adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and our brand.

•
Americans with Disabilities Act. Restaurants located in the United States must comply with Title III of the Americans with Disabilities Act. Although we believe newer restaurants meet the Americans with Disabilities Act construction standards and, further, that most franchise owners have historically been diligent in the remodeling of older restaurants, a finding of noncompliance with the Americans with Disabilities Act could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. In addition, the Americans with Disabilities Act may also require modifications to guest-facing technologies, including our website, to provide service to, or make reasonable accommodations for, disabled persons. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of a franchise owner to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.

•
Pre-Sale Development Program. In 2015, we began building stores in our Domestic Company Stores segment under our pre-sale development program. Under this program, from time to time we develop a new store and incur the costs of development of the store, which we ultimately expect to recoup through the sale of the store to a franchise owner. If for any reason we fail to sell a store we have developed under this program and we otherwise are unable to recoup the costs of development of the store, our financial position, results of operations and cash flows could be adversely affected.

•
Development Billing Agreement. In connection with development of new stores by our franchise owners, we currently require them to enter into a development billing agreement under which we pay on the franchise owner’s behalf certain third-party vendors for the development of the new store. Under the agreement, the franchise owner is required to place funds in a specified account and authorize us to collect the funds electronically based on an agreed upon schedule. As a result of these agreements, we may expose our credit to risk resulting from franchise owner defaults, acquire excess inventory and experience unintended tax consequences.

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
New stores may not be profitable and the changes in AWS and comparable store sales that we have experienced in the past may not be indicative of future results.
New stores may not be profitable and their sales performance may not follow historical patterns. In addition, our AWS and comparable store sales may not increase at historical rates. AWS for new domestic stores can be influenced by a number of factors, including the extent of store penetration and brand awareness in the markets in which new stores open. Other factors that may impact AWS, comparable store sales and performance of new stores are the level of media efficiency, pricing structure, the competitive activity in any market, the concentration of our stores in any market, our overall marketing plans, the timing of new store openings and franchise owner engagement and ability. In addition, our store grand opening plan focuses less on driving opening day sales than it does on delivering a more sustainable sales level and extending sales momentum well into the first full fiscal year of operations. Although this plan may allow for steadier and more sustainable growth, it may also result in lower AWS in earlier periods. Profits and sales performance for new stores in newer, less-penetrated markets may further be adversely affected by a lack of awareness or acceptance of our brand and concept as well as by a lack of existing marketing efforts and operational execution in these markets.
If new stores do not perform as planned, or if our franchise owners or we are unable to achieve our expected AWS for the new stores, our business, financial condition or results of operations could be materially and adversely affected.
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
We currently have franchise stores in Canada and the United Arab Emirates and plan to continue to grow internationally. Our international operations are in early stages and historically have not been profitable and have achieved lower margins than our domestic stores. We expect this financial performance to continue in the near-term. Expansion in international markets may also be affected by local economic and market conditions. Therefore, as we expand internationally, our franchise owners may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither our franchise owners nor we have control, may include:

▪	recessionary or expansive trends in international markets;

▪	changing labor conditions and difficulties in staffing and managing our foreign operations;

▪	increases in the taxes we pay and other changes in applicable tax laws;

▪	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

▪	changes in inflation rates;

▪	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

▪	difficulty in protecting our brand, reputation and intellectual property;

▪	difficulty in collecting our royalties and longer payment cycles;

▪	expropriation of private enterprises;

▪	increases in anti-American sentiment and the identification of the Papa Murphy’s brand as an American brand;

▪	restrictions on immigration and international travel;

▪	political and economic instability and civil unrest; and

▪	other external factors.
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
The impact of negative economic factors, including the availability of credit, on our franchise owners’ and our landlords could negatively affect our results of operations.
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
The use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals to access a broad audience of consumers and other interested persons has increased markedly. Consumers value readily available information concerning goods and services that they purchase and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants' post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable Company assets. In general, the dissemination of information online could materially and adversely affect our business, financial condition and results of operations, regardless of the information’s accuracy.

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
The support of our franchise owners is critical for the success of our advertising and the marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchise owners. Our franchise owners are required to spend a minimum of five percent of net sales directly on local advertising or contribute to a local fund managed by franchise owners in certain market areas to fund the purchase of advertising media. Our franchise owners are also required to contribute two percent of their net sales to a fund to support the development of new products, brand development and national marketing programs. Consequently, a decline in net sales at franchise stores may result in reduced spending on advertising and the development of new products, brand development and national marketing programs, or may require us, our franchise owners or other third-parties to contribute additional advertising funds, which we, our franchise owners and other third-parties have done at various times. Although we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchise owners if the implementation of these initiatives is to be successful. Additional advertising funds are not contractually required, and we, our franchise owners and other third-parties may choose to discontinue contributing additional funds in the future. Any significant decreases in our advertising and marketing funds or financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business, financial condition and results of operations.
We continue to invest in television advertising in order to expand brand awareness and draw attention to our products and value-based promotions. In January 2017, we launched our first national cable television advertising campaign. There is no assurance that our national cable television advertising campaign will resonate with consumers or be as effective as targeted local advertising in select markets. If these advertising investments do not drive increased store sales, the expense associated with this advertising may adversely impact our financial results, and we may not generate the levels of same store sales we expect. In addition, because some of our competitors have greater financial resources than we do, we may be particularly sensitive to increases in television advertising costs, which may reduce the efficiency of our advertising spending.
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
The restaurant industry depends on consumer discretionary spending. Volatile economic conditions now or in the future may depress consumer confidence and discretionary spending. If the economy fails to fully recover for a prolonged period of time or worsens and if our customers have less discretionary income or reduce the amount they spend on quick service meals, customer traffic could be adversely impacted. We believe that if negative economic conditions persist for a long period of time or become pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Declines in food commodity prices may accelerate these changes in consumer spending by inducing consumers to purchase more of their meals from grocery and convenience stores. In addition, given our geographic concentrations in the West and Midwest, economic conditions in these particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially and adversely affect our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our stores, and, in more severe cases, cause temporary store closures, sometimes for prolonged periods. If store sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential store closures could result from prolonged negative store sales. There is no assurance that the macroeconomic environment or the regional economies in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.
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
Decreases in food costs may also affect consumer behavior in ways adverse to us. If our competitors, including grocery stores, are better able to pass along commodity price decreases to customers than we are, then we may experience lower demand for our products and loss of market share.
Our dependence on a sole supplier or a limited number of suppliers for some ingredients could result in disruptions to our business.
Sysco Corporation is the primary distributor of our food and other products to our domestic franchise owners and Company-owned stores and any disruption to this distribution due to work stoppages, strikes or other business interruption may materially and adversely affect our franchise owners and us. The initial term of our Distribution Service Agreement with Sysco expired in August 2007, and now the agreement automatically renews for one-year terms until terminated by either party with written notice one year before the termination date in such notice. Additionally, we do not have formal long-term arrangements with all of our suppliers, and therefore our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, or at all. Any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce store sales. We may not be able to find alternative distributors or suppliers on a timely basis or at all. Our franchise and Company-owned stores could also be harmed by any prolonged disruption in the supply of products from or to our key suppliers due to weather, crop disease, civil unrest and other events beyond our control. Insolvency of key suppliers could also negatively impact our business. Our focus on a limited menu would make the consequences of a shortage of a key ingredient, such as cheese or flour, more severe, and affected stores could experience significant reductions in sales during the shortage.
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
Various federal and state labor laws govern our relationships with our employees and the relationships of our franchise owners with their employees, which may impact our and our franchise owners’ operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, mandatory health benefits, workers’ compensation rates, immigration status, tax reporting and other wage and benefit requirements. A substantial number of employees at our franchise and Company-owned stores are paid at rates related to the U.S. federal minimum wage, and increases in the U.S. federal minimum wage, or higher minimum wage rates imposed by states or municipalities, may increase labor costs. Any such increases in labor costs might result in franchise owners inadequately staffing restaurants. Understaffed restaurants could reduce sales at such restaurants, decrease royalty payments and adversely affect our brands.

The U.S. federal government and various states are considering or have already adopted new immigration laws and enforcement programs. Some of these changes may increase obligations for compliance and oversight, which could subject us to additional costs and make the hiring process for us and our franchise owners more cumbersome, or reduce the availability of potential employees. Although we require all of our employees, including at our Company-owned stores, to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required and we have implemented throughout our stores. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. In addition, our franchise owners are responsible for screening any employees they hire. Unauthorized workers are subject to deportation and may subject us or our franchise owners to fines or penalties, and if any of our or our franchise owners’ workers are found to be unauthorized it may become more difficult for us to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt store operations and cause temporary increases in our or our franchise owners’ labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially and adversely affect our business, financial condition or results of operations.
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
In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage for those already insured. We offer and subsidize comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We offer hourly employees who qualify as full-time employees under the PPACA the option of enrolling in our health care coverage during our annual open enrollment period, but the number of such employees electing to so enroll is low. If the number of full-time hourly employees electing to enroll in our health care coverage increases significantly, we may incur substantial additional expense, or, if the benefits we offer do not meet applicable requirements, we may incur penalties. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us, we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The U.S. Congress may also consider repealing all or a portion of the PPACA and it is uncertain what, if any, new laws and regulations would replace the repealed portions of the PPACA. The costs and other effects of these new healthcare requirements, and any proposed repeal or modifications of such requirements, are still being determined, but they may significantly increase our healthcare coverage costs and could materially and adversely affect our business, financial condition or results of operations.
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
If changes in our senior management and the employee reductions made as part of our strategic realignment disrupt our business operations or impede our ability to attract and retain highly skilled personnel, our future development and operating results could be adversely affected.
The success of our business continues to depend, to a significant degree, upon the continued contributions of our senior officers and key employees, both individually and as a group. On December 29, 2016, Ken Calwell tendered his resignation from his position as our President and Chief Executive Officer and as a member of our Board, effective immediately. Jean Birch, the Chair of our Board, has been named our interim President and Chief Executive Officer, while we search for a new President and Chief Executive Officer, but we do not assure you that we will find a qualified replacement in a timely manner. We cannot be certain that this change in management, operating with an interim President and Chief Executive Officer or any additional change that may come as we select a new President and Chief Executive Officer, will not negatively affect our business and operations.
In addition, in February 2017 we announced a strategic realignment resulting in the elimination of eleven positions at the Company, including two senior officers. These reductions and turnover will result in reallocations of duties and may increase employee uncertainty and cause unintended attrition. In addition, these actions may make it more difficult for us to attract and recruit highly skilled employees. Our future performance will be substantially dependent in particular on our ability to retain and motivate our employees, particularly our senior officers and key employees, and replace the capabilities and talent lost in the recent reduction in force. The loss of any additional senior officers and key employees could have negative effects on our business and operations.
Although we have employment agreements in place with certain senior officers and key employees, we cannot prevent them from terminating their employment with us. The loss of the services of our Chief Financial Officer, other senior officers or key employees could have negative effects on our business and operations and could materially and adversely affect our business and plans for future development. We do not believe that we will lose the services of any of our current senior officers and key employees in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We do not maintain any key man life insurance policies for any of our employees.
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
Our ability to make principal and interest payments on and refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition and results of operations could be materially and adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business, financial condition and results of operations could be materially and adversely affected.
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
We also rely on trade secrets and proprietary know-how to protect our brand. Our methods of safeguarding this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of a third-party’s rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may require us to pay monetary damages. We do not maintain confidentiality agreements with all of our team members. Even with respect to the confidentiality agreements we have, we do not assure you that those agreements will not be breached, that they will provide meaningful protection, or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets or proprietary know-how, the appeal of our stores could be reduced and our business could be harmed.
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
We are subject to numerous federal, state, local and foreign laws and regulations, as well as requirements issued by other groups, including those described elsewhere in this section and those relating to:

▪	the preparation, sale and labeling of food;

▪	building and zoning requirements;

▪	environmental laws;

▪
compliance with the FLSA, which governs such matters as minimum wage, overtime and other working conditions, family leave mandates and a variety of other laws enacted by states that govern these and other employment matters;

▪	compliance with securities laws and NASDAQ listed company rules;

▪	compliance with the Americans with Disabilities Act;

▪	working and safety conditions;

▪	sales taxes or other transaction taxes;

▪	compliance with the Payment Card Industry Data Security Standards and similar requirements; and

▪	compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules promulgated thereunder.
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
Some of the jurisdictions where we have franchise and Company-owned stores do not assess sales tax on our pizzas. Accordingly, we may benefit from a pricing advantage over some pizza chain competitors in these jurisdictions. If these jurisdictions were to impose sales tax on our products, these stores may experience a decline in sales due to the loss of this pricing advantage. In addition, our stores may be subject to unanticipated sales tax assessments. These sales tax assessments could result in losses to our franchise owners or franchise stores going out of business, which could adversely affect our number of franchise stores and our results of operations. Changes in sales tax assessments of this type at the franchise owner level could lead to undercapitalized franchise owners going out of business and loss of royalties at the Company level. Similarly, such tax assessments could impact the profitability of our Company-owned stores. As a result, changes in sales tax assessments could have a material and adverse effect on our business, financial condition and results of operations.
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
Changes to existing accounting rules or regulations may affect our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they will require lessees to capitalize all but short-term leases in their financial statements by 2019. This change, when implemented, will require us to record significant lease obligations and related right of use assets on our consolidated balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Company and Our Ownership Structure
The requirements of being a public company may strain our resources and divert resources and management’s attention.
As a publicly traded company, we incur, and will continue to incur, significant legal, accounting and other expenses that we were not required to incur prior to our initial public offering in May 2014. This will be particularly so after we are no longer an

“emerging growth company” as defined under the Jumpstart our Business Startups Act (“JOBS Act”). We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of NASDAQ, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we, among other things, must prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable NASDAQ rules.
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
The demands of being a public company, including engagement and communications with stockholders, require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns.
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
We have implemented internal controls over financial reporting and processes to evaluate their design and test their effectiveness so that management can provide the required management assessments under Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting. Section 404 also generally requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years following our initial public offering.
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
On May 4, 2010, affiliates of Lee Equity Partners, LLC (“Lee Equity”) acquired a majority of the capital stock of PMI Holdings Inc., our predecessor. Lee Equity is a middle-market private equity investment firm managing more than $1 billion of equity capital. Lee Equity invests in a variety of industries including consumer/retail, business services, distribution/logistics, financial services, healthcare services and media. Immediately following the consummation of our initial public offering, Lee Equity and its affiliates owned approximately 41% of our outstanding capital stock, and as of March 1, 2017, owns 26% of our outstanding capital stock. Lee Equity makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Lee Equity may also pursue, for its own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Lee Equity in certain corporate opportunities. Accordingly, the interests of Lee Equity may supersede ours, causing it or its affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions, on the part of Lee Equity and inaction on our part, could have a material adverse effect on our business, financial condition and results of operations. Under a stockholder’s agreement that we entered into with Lee Equity in connection with our initial public offering, for so long as Lee Equity (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate two director nominees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate one director nominee, in each case to serve on the Board of Directors (the “Board”) at any meeting of stockholders at which directors are to be elected to the extent that Lee Equity does not have a director designee then serving on the Board. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that Lee Equity has at least one or two nominee designees, as the case may be. Lee Equity could invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of Lee Equity and the interests of our stockholders, these directors may not be disinterested.
Anti-takeover provisions in our organizational documents could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and adversely affect the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of discouraging or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

▪	authorize our Board to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;

▪	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

▪
specify that special meetings of our stockholders can be called only by or at the direction of our Board or, at the request of Lee Equity or its transferee that has privately acquired from Lee Equity at least 10% of our outstanding common stock, so long as Lee Equity or its transferee owns at least 10% of our outstanding common stock;

▪	establish an advance notice procedure for stockholder proposals to be brought before an annual or special meeting, including proposed nominations of persons for election to our Board;

▪	establish that our Board is divided into three classes, with each class serving three-year staggered terms;

▪	prohibit cumulative voting in the election of directors;

▪	provide that our directors may be removed only for cause by a majority of the remaining members of our Board or the holders of at least 66 2/3% of our outstanding voting stock

▪	empower our Board to cancel, postpone or reschedule an annual meeting of stockholders, at any time before the holding of the annual meeting and for any reason; and

▪	require comprehensive disclosures and affirmations from any individual who has been proposed by a stockholder as a nominee for election to our Board.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management, and may discourage, delay or prevent a transaction involving a change in control of our Company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. In addition, we have opted out of Section 203 of the Delaware General Corporation Law, which would otherwise prohibit us from engaging in any of a broad range of business combinations with any “interested stockholder” (any stockholder with 15% or more of our outstanding voting stock) for a period of three years following the time that the stockholder became an “interested stockholder”, subject to certain exceptions. Our certificate of incorporation contains provisions that have similar effect as Section 203 of the Delaware General Corporations Law, except that they exclude from the definition of “interested stockholder” Lee Equity, and any person that has acquired from Lee Equity or any Lee Equity transferee 5% or more of our outstanding voting stock.
Lee Equity and its affiliates will continue to be able to significantly influence our decisions and their interests may conflict with our or yours in the future.
Lee Equity and its affiliates beneficially own approximately 26% of our outstanding common stock as of March 1, 2017. Under the terms of our amended and restated certificate of incorporation and bylaws, Lee Equity has consent rights with respect to certain significant matters so long as Lee Equity owns 25% or more of the outstanding shares of our common stock, including among others, certain change of control transactions, issuances of equity securities, the incurrence of significant indebtedness, declaration or payments of non-pro rata dividends, significant investments in, or acquisitions or dispositions of assets, adoption of any new equity-based incentive plan, any material increase in the salary of our Chief Executive Officer, certain amendments to our organizational documents, any material change to our business, or any change to the number of directors serving on our Board. So long as Lee Equity owns 10% or more of our issued and outstanding common stock, Lee Equity will be granted access to our customary non-public information and members of our management team and shall have the ability to share our material non-public information with any potential purchaser of us that executes an acceptable confidentiality agreement with us which will include a prohibition on trading on material non-public information. Lee Equity has the right to assign any of its governance and registration rights to its affiliates or to a third-party in connection with the sale by Lee Equity of 10% or more of the issued and outstanding shares of our common stock. Under the terms of a stockholder’s agreement between us and Lee Equity, for so long as Lee Equity (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate two director nominees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate one director nominee, in each case to serve on the Board at any meeting of stockholders at which directors are to be elected to the extent that Lee Equity does not have a director designee then serving on the Board. We will take all necessary actions, including, among other things, calling a special meeting of the stockholders, to ensure that Lee Equity has at least one or two nominee designees, as the case may be. As such, Lee Equity will continue to have substantial influence over us. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of Lee Equity and other stockholders affiliated with Lee Equity but not in the interest of the Company or other stockholders not affiliated with Lee Equity.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, located in Vancouver, Washington, houses substantially all of our executive management and employees who provide our primary corporate support functions: legal, marketing, technology, human resources, finance, and research and development. We lease the property for the corporate headquarters and all of our 168 Company-owned stores.
Our system-wide stores are typically located in neighborhood shopping centers and the average store size is approximately 1,400 square feet. As of January 2, 2017, we and our franchise owners operated 1,577 stores with 1,537 of these stores located in 38 states (consisting of 1,369 franchised and 168 Company-owned stores) plus 19 stores in Canada and 21 stores in the Middle East. Our franchised stores are situated on real property owned by franchise owners or leased directly by franchise owners from third-party landlords.

The map and chart below show the locations of our franchised and Company-owned stores in the United States as of January 2, 2017.

149
14
13
101
105
34
101
15
21
10
38
19
27
59
25
39
3
2
90
170
39
57
5
17
19
56
26
59
12
18
2
4
29
6
103
5
12
33

	Domestic Franchised Stores	Company- Owned Stores	Total
Alabama	29	—	29
Alaska	12	—	12
Arizona	59	—	59
Arkansas	5	7	12
California	170	—	170
Colorado	62	28	90
Florida	17	16	33
Georgia	6	—	6
Idaho	25	9	34
Illinois	25	—	25
Indiana	39	—	39
Iowa	38	—	38
Kansas	39	—	39
Kentucky	17	—	17
Louisiana	5	—	5
Maryland	2	—	2
Michigan	8	13	21
Minnesota	76	25	101
Mississippi	2	2	4
Missouri	53	4	57
Montana	14	—	14
Nebraska	19	—	19
Nevada	27	—	27
New Mexico	12	6	18
North Carolina	19	—	19
North Dakota	13	—	13
Ohio	3	—	3
Oklahoma	26	—	26
Oregon	98	7	105
South Carolina	2	—	2
South Dakota	15	—	15
Texas	95	8	103
Tennessee	32	24	56
Utah	59	—	59
Virginia	5	—	5
Washington	132	17	149
Wisconsin	99	2	101
Wyoming	10	—	10
Total	1,369	168	1,537
Lease Arrangements
We lease the property for our corporate headquarters and our Company-owned stores and have no involvement in the leased property of the franchise locations except for three locations that operate under a sublease and a few leases assigned to franchisees wherein we remain secondarily liable. The typical store is located in a neighborhood-oriented shopping center. Lease terms for these stores are generally five years with one or more five-year renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs in addition to base or fixed rent.

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
In October 2014, we engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, we have now reached resolution with 13 of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending.
In February 2015, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of our former and current franchise sales staff as additional individual defendants. In September 2016, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint to add a claim under the Washington Consumer Protection Act based on substantially the same allegations as the prior claims, to re-plead claims under the Washington Franchise Investment Protection Act that had previously been dismissed, and to dismiss Dan Harmon as a defendant. As before, we believe the allegations in this litigation lack merit and, for those plaintiffs with whom we are unable to reach resolution, we will continue to vigorously defend our interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. We provide no assurance that we will be successful in our defense of these lawsuits; however, we do not currently expect the cost of resolving them to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We are also currently named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 8, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges we failed to comply with the requirements of the Telephone Consumer Protection Act (TCPA) when we sent SMS text messages to consumers. Mr. Lennartson asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. On October 14, 2016, the Federal Communications Commission (FCC) granted us a limited waiver from the TCPA’s written consent requirements for certain text messages that we sent up through October 16, 2013 to individuals who, like Mr. Lennartson, provided written consent prior to October 16, 2013. We believe that the FCC’s waiver eliminates the legal basis for Mr. Lennartson’s claim and have filed a motion for summary judgment seeking dismissal. Mr. Lennartson has filed a motion seeking to extend the time to respond to the summary judgment motion on the basis that he intends to appeal the FCC's waiver. While we believe Mr. Lennartson’s interpretation of law is incorrect and the claim should be dismissed and will continue to vigorously defend ourselves in the lawsuit, we provide no assurance that we will be successful in this action. In addition, plaintiff has recently been granted leave to file, and has filed, an amended complaint adding additional plaintiffs, some of whom provided consent after October 16, 2013, and who are therefore differently-situated from Mr. Lennartson. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
In addition to the foregoing, we are subject to routine legal proceedings, claims and litigation in the ordinary course of our business. We also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We do not, however, expect that the costs to resolve these routine matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

	High	Low
Fiscal Year 2015
First quarter (December 30, 2014 - March 30, 2015)	$20.00	$10.60
Second quarter (March 31, 2015 - June 29, 2015)	$22.72	$16.05
Third quarter (June 30, 2015 - September 28, 2015)	$21.66	$12.53
Fourth quarter (September 29, 2015 - December 28, 2015)	$15.19	$10.41
Fiscal Year 2016
First quarter (December 29, 2015 - March 28, 2016)	$12.15	$8.45
Second quarter (March 29, 2016 - June 27, 2016)	$12.96	$6.48
Third quarter (June 28, 2016 - September 26, 2016)	$7.80	$5.15
Fourth quarter (September 27, 2016 - January 2, 2017)	$6.88	$3.56
On March 1, 2017, we had approximately 38 stockholders of record of our common stock. These figures do not include beneficial owners who hold shares in nominee name.
During the fourth quarter ended January 2, 2017, the Company did not repurchase any shares.

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
We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends and distributions and other transfers from our subsidiaries. The ability of our subsidiaries to pay dividends is restricted by the terms of our senior secured credit facility. For additional information regarding our financial condition and restrictions on the ability of our subsidiaries to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 — Financing Arrangements of the accompanying Notes to Consolidated Financial Statements, respectively.

Performance Graph
The following graph demonstrates a comparison of cumulative total returns for Papa Murphy’s common stock, the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, and the Standard & Poor’s 400 Restaurants Index over the period from May 1, 2014, (using the price of which our shares of common stock were initially sold to the public) to January 2, 2017. The comparison assumes $100 was invested in Papa Murphy’s common stock on May 1, 2014, and in each of the aforementioned indices. Cumulative total returns for each of the indices assumes that all dividends were reinvested on the day of issuance.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Item 6. Selected Financial Data
We derived the selected consolidated statements of operations and cash flows data for fiscal years 2016, 2015 and 2014 and the selected consolidated balance sheet data as of January 2, 2017, and December 28, 2015, from our audited consolidated financial statements and related notes thereto included in Financial Statements and Supplementary Data. We derived the selected consolidated statements of operations and cash flows data for fiscal years 2013 and 2012 and the selected consolidated balance sheet data as of December 29, 2014, December 30, 2013, and December 31, 2012, from our audited consolidated financial statements and related notes thereto not included in this report. Fiscal year 2016 was a 53-week period while all other fiscal years reported were 52-week periods.
Our historical results are not necessarily indicative of future operating results. You should read the information set forth below together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data and the related Notes to Consolidated Financial Statements.

	FISCAL YEAR
(in thousands, except share and per share data)	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Revenues
Franchise royalties	$39,851	$40,243	$39,305	$36,897	$35,113
Franchise and development fees	2,912	4,222	4,531	4,330	2,826
Company-owned store sales	82,080	74,300	50,598	39,148	28,813
Other	2,040	1,444	2,965	120	164
Total revenues	126,883	120,209	97,399	80,495	66,916
Costs and Expenses
Store operating costs:
Cost of food and packaging	28,347	26,603	19,686	14,700	10,741
Compensation and benefits	23,746	19,858	12,673	10,687	8,160
Advertising	8,203	7,888	5,041	3,820	2,711
Occupancy	6,226	4,750	2,873	2,365	1,980
Other store operating costs	10,268	7,517	4,434	3,988	2,961
Selling, general and administrative	28,108	28,207	29,263	24,180	21,225
Depreciation and amortization	12,236	10,002	8,052	6,973	6,187
Loss (gain) on disposal or impairment of property and equipment	101	(251)	72	847	193
Total costs and expenses	117,235	104,574	82,094	67,560	54,158
Operating Income	9,648	15,635	15,305	12,935	12,758
Interest expense, net	4,868	4,523	8,025	10,429	10,368
Loss on early retirement of debt	—	—	4,619	4,029	5,138
Loss on impairment of investments	—	4,500	—	—	—
Other expense, net	188	133	178	44	248
Income (Loss) Before Income Taxes	4,592	6,479	2,483	(1,567)	(2,996)
Provision for (benefit from) income taxes	1,943	2,068	1,235	1,024	(882)
Net Income (Loss)	2,649	4,411	1,248	(2,591)	(2,114)
Net loss attributable to noncontrolling interests	—	500	—	19	—
Net Income (Loss) Attributable to Papa Murphy’s	$2,649	$4,911	$1,248	$(2,572)	$(2,114)

Earnings (loss) per common share:
Basic (1)	$0.16	$0.29	$(0.07)	$(2.34)	$(2.33)
Diluted (1)	0.16	0.29	(0.07)	(2.34)	(2.33)
Weighted average common stock outstanding:
Basic	16,743,285	16,653,127	12,101,236	3,847,861	3,673,185
Diluted	16,773,493	16,870,693	12,101,236	3,847,861	3,673,185

	FISCAL YEAR
(in thousands, except share and per share data)	2016	2015	2014	2013	2012
Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$16,804	$23,743	$15,509	$9,874	$9,356
Net cash used in investing activities	(19,390)	(19,554)	(9,527)	(15,249)	(5,904)
Net cash (used in) provided by financing activities	(2,212)	(2,378)	(4,631)	6,613	(5,864)

	AS OF
(in thousands)	January 2, 2017	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,069	$6,867	$5,056	$3,705	$2,428
Total current assets	13,116	18,896	14,991	14,521	6,663
Total assets	273,872	275,471	264,127	258,712	241,277
Total current liabilities	22,900	24,149	18,558	17,965	12,568
Total debt (2)	109,679	112,200	115,000	170,000	125,280
Total Papa Murphy's Holdings, Inc. shareholders’ equity	101,496	97,656	91,298	33,925	63,930
Net working capital (3)	(9,784)	(5,253)	(3,567)	(3,444)	(5,905)

(in thousands, except selected operating data, unless otherwise noted)	FISCAL YEAR
	2016	2015	2014	2013	2012
Other Financial Data:
Capital expenditures (4)	18,010	10,430	4,067	3,037	1,343
Selected Operating Data:
Number of stores at end of period
Domestic franchised	1,369	1,369	1,342	1,327	1,270
Domestic Company-owned	168	127	91	69	59
International	40	40	28	22	18
Total	1,577	1,536	1,461	1,418	1,347

Number of comparable stores at end of period (5)
Domestic franchised	1,298	1,279	1,247	1,226	1,194
Domestic Company-owned	136	110	88	68	57
International	35	28	20	17	15
Total	1,469	1,417	1,355	1,311	1,266
AWS per store (whole dollars) (6)	$10,958	$11,651	$11,480	$11,099	$10,923
Comparable store sales growth (decline) (7)	(5.2)%	1.9%	4.5%	2.8%	2.9%
System-wide sales (8)	$898,709	$892,249	$849,682	$785,630	$739,091
System-wide sales growth (9)	0.7%	5.0%	8.2%	6.3%	5.3%

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

(4)
Represents cash paid for long-lived asset capital expenditures related to the acquisition of property and equipment and excludes expenditures relating to acquisitions of businesses and the acquisition of property and equipment in accounts payable.

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

(7)	System-wide comparable store sales growth (decline) represents year-over-year sales comparisons for comparable domestic stores.

(8)	System-wide sales include net sales by all of our system-wide stores.

(9)	System-wide sales growth represents year-over-year sales comparisons for system-wide sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Financial Data and Financial Statements and Supplementary Data and the related Notes to Consolidated Financial Statements. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2016 was a 53-week period ended on January 2, 2017 while fiscal years 2015 and 2014 were 52-week periods ended on December 28, 2015 and December 29, 2014, respectively.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, operating margins, capital expenditures and working capital needs, refranchising initiative and the intended use of proceeds from refranchising, effects of refranchising initiative on operating results, reduction in Company-owned stores, franchise store growth, expansion efforts by region, initiatives to improve customer convenience, trends in average check size for online orders, trends in online-only promotional offers, growth in online ordering, plans for delivery, effects of national television advertising, franchise store growth, opportunities for international expansion, rate of increase of selling, general and administrative expenses compared to increases in revenue, business strategies and priorities, market opportunities, future government policies and regulatory changes, resolution of litigation and claims, expansion and growth opportunities, economies of scale achieved by growth, effects on earnings from acquisitions, expected implementation of POS system, seasonal fluctuations, adoption of new accounting standards, exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
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

Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States and the fifth largest pizza chain overall. We operate through a footprint of 1,577 stores, of which 89.3% are franchised, located in 38 states plus Canada and the Middle East.

We have been rated the #1 pizza chain in the United States by multiple third-party consumer studies. For example, we were rated the #1 Pizza chain in Technomic's Chain Restaurant Consumers' Choice Awards in 2017, topping the charts for our customers' Intent to Return, and in 2016, securing the top spot for Value and Convenience. We were also rated the #1 pizza chain overall by Nation’s Restaurant News Consumer Picks each year from 2011 to 2015, and the pizza chain with the highest score for Likely to Return in the 2016 survey. When compared to broader restaurant chain competition, we were also recognized by Technomic in 2015, 2014 and 2013 as the #1 chain overall among all restaurants and all food categories.
Our financial results are driven largely by system-wide sales at our franchised and Company-owned stores. System-wide sales are driven by changes in comparable store sales and store counts, which translate into royalty payments from franchise owners, as well as Company-owned store revenues. We strive to increase both comparable store sales and our store counts. Total revenues can be impacted by our acquisition of franchised stores or the refranchising of Company-owned stores.
Our model offers operating advantages that differentiate us from other restaurant concepts. Our domestic stores (i) do not require ovens, venting hoods, freezers or dining areas because our customers bake their pizzas at home; (ii) maintain shorter operating hours (typically 11:00 a.m. to 9:00 p.m.) that are attractive to franchise owners and their employees; (iii) require fewer employees during each shift compared to other restaurant concepts, resulting in lower labor costs; and (iv) accept EBT payment systems (food stamps).
The relatively moderate initial investments and low operating costs required to own and operate a Papa Murphy's store create the opportunity for high margins and attractive returns. We believe the low cost structure, simple operations, a strong brand message supported by high levels of advertising spending and high-quality menu offerings drive attractive store-level economics, which, in turn, drive demand for new stores.

2016 Highlights
Revenue Growth
Total revenues grew 5.6% from $120 million in 2015 to $127 million in 2016 due primarily to the strategic acquisition of some franchised stores and the opening of new Company-owned stores, partially offset by a decline in comparable store sales. System-wide sales increased 0.7% from $892 million in 2015 to $899 million in 2016 as a result of 41 net new stores added during the year, partially offset by a decline in comparable store sales growth. The inclusion of a 53rd week of operations for 2016 contributed an additional $2.7 million in revenue. Comparable store sales growth (decline) for selected segments during the periods reported was as follows:

	Fiscal Year
	2016	2015	2014
Domestic Franchise	(5.0)%	1.9%	4.3%
Domestic Company Stores	(7.3)%	1.8%	8.1%
Total domestic stores	(5.2)%	1.9%	4.5%
The decline in comparable store sales in 2016 resulted from reduced transactions. Comparable store sales growth in 2015 and 2014 primarily resulted from an increased average check due to targeted price increases and the launch of our Gourmet Delite product category in the fourth quarter of 2014.
Store Development
During 2016, we and our franchise owners opened 109 stores, including 104 in the United States. While we operate a small percentage of stores as Company-owned stores, we expect the majority of our new store expansion to continue to come from new franchised store openings. We also intend to refranchise selected Company-owned stores as opportunities arise, with a targeted Company-owned store base of about 50 stores by 2020.
Acquisitions
We acquired and are now operating 10 Papa Murphy’s stores during 2016 in three different markets. Five stores were acquired in the Fort Smith, Arkansas, market, four additional stores in the Joplin, Missouri, market, and one store in the Grand Rapids, Michigan market. These transactions are not expected to affect earnings significantly in the near-term.

Technology Investments
Our POS system is an important technology platform for our future growth. Future precision marketing tools and mobile coupon capabilities necessitate POS system terminals in our stores. POS systems have been installed system-wide as of January 2, 2017. We believe that an opportunity remains for many of our franchise owners to reduce their operating costs by increased utilization of the POS system. We have also implemented an online ordering platform integrated with the latest version of our POS system software.
Refranchising
During the past five years, we have focused our financial resources on accelerating the build out of several markets with Company-owned stores. We see materially stronger store performance in markets with greater penetration and higher brand awareness. In the past two years, we have built 53 stores in connection with this strategy. We are now entering the next phase of our strategic development plan which entails refranchising more than 100 of our Company-owned stores to experienced franchisees that are well-capitalized and can further grow these markets. Our target is to reduce the number of Company-owned stores to about 50 stores by 2020, which will be used to focus on operational excellence, innovation and testing.

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

	Fiscal Year
(in thousands)	2016	2015	2014
Revenues
Domestic Franchise	$44,434	$45,579	$46,233
Domestic Company Stores	82,080	74,300	50,598
International	369	330	568
Total	$126,883	$120,209	$97,399
Segment Operating Income (Loss)
Domestic Franchise	$17,186	$20,750	$21,939
Domestic Company Stores	(2,803)	1,359	1,307
International	269	238	20
Corporate and unallocated	(5,004)	(6,712)	(7,961)
Total	$9,648	$15,635	$15,305
Depreciation and amortization
Domestic Franchise	$6,606	$5,392	$5,046
Domestic Company Stores	5,599	4,579	2,975
International	31	31	31
Total	$12,236	$10,002	$8,052

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a summary and description of our key operating metrics.

	2016	2015	2014
Domestic store average weekly sales (AWS)	$10,958	$11,651	$11,480
Domestic comparable store sales growth (decline)	(5.2)%	1.9%	4.5%
Domestic comparable stores	1,434	1,389	1,335
System-wide sales (in thousands)	$898,709	$892,249	$849,682
Number of system-wide stores at period end	1,577	1,536	1,461
Adjusted EBITDA (in thousands)	$24,796	$28,118	$27,678

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
Store Openings, Closures, Acquisitions and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquired and divested stores to assess growth in system-wide sales, royalty revenues and Company-owned store sales.

The following table presents the changes in the number of stores in our system for fiscal 2016, 2015 and 2014.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total
Store count at December 30, 2013	69	1,327	1,396	22	1,418
Openings	2	85	87	8	95
Closings	(1)	(49)	(50)	(2)	(52)
Net transfers	21	(21)	—	—	—
Store count at December 29, 2014	91	1,342	1,433	28	1,461
Openings	18	81	99	12	111
Closings	(1)	(35)	(36)	—	(36)
Net transfers	19	(19)	—	—	—
Store count at December 28, 2015	127	1,369	1,496	40	1,536
Openings	35	69	104	5	109
Closings	(1)	(62)	(63)	(5)	(68)
Net transfers	7	(7)	—	—	—
Store count at January 2, 2017	168	1,369	1,537	40	1,577
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
Adjusted EBITDA eliminates the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income, as determined by GAAP. Our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
Adjusted EBITDA is a non-GAAP financial measure. Management believes that Adjusted EBITDA, when viewed with our results of operations in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income, provides additional information to investors about certain material non-cash items and unusual items. We provide this non-GAAP financial measure to enhance investors’ understanding of our business and our results of operations, and to assist investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.
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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

▪	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

▪	Adjusted EBITDA excludes pre-opening costs and non-cash GAAP rent expense with respect to new stores;

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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Fiscal Year
(in thousands)	2016	2015	2014
Net Income	$2,649	$4,411	$1,248
Net loss attributable to noncontrolling interests	—	500	—
Net Income Attributable to Papa Murphy’s	2,649	4,911	1,248
Depreciation and amortization	12,236	10,002	8,052
Income tax provision	1,943	2,068	1,235
Interest expense, net	4,868	4,523	8,025
EBITDA	21,696	21,504	18,560
Loss (gain) on disposal or impairment of property and equipment (1)	101	(251)	72
Expenses not indicative of future operations:
Secondary offering and IPO preparation costs (2)	—	345	622
Loss on Project Pie impairment and disposal (3)	—	4,325	—
Management fees and related expenses (4)	—	—	1,678
Transaction costs (5)	—	65	78
New store pre-opening expenses (6)	1,331	696	32
Non-cash expenses and non-income based state taxes (7)	1,668	1,434	2,017
Loss on settlement of liabilities (8)	—	—	4,619
Adjusted EBITDA	$24,796	$28,118	$27,678

(1)	Represents non-cash losses resulting from disposal or impairment of property and equipment, including divested Company stores.

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

(5)	Represents transaction costs relating to the acquisition of multiple franchised stores and the investments in and divestiture of Project Pie.

(6)
Represents expenses directly associated with the opening of new stores and incurred primarily in advance of the store opening, including wages, benefits and travel for training of opening teams, grand opening marketing costs and other store operating costs.

(7)
Represents (i) non-cash expenses related to equity-based compensation; (ii) non-cash expenses related to the difference between GAAP and cash rent expense; (iii) non-cash gains from settlement of asset retirement obligations; and (iv) state revenue taxes levied in lieu of an income tax.

(8)	Represents losses resulting from refinancing of long-term debt.

Key Financial Definitions
Revenues
Substantially all of our revenues are derived from sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights. Franchise and development fees include initial franchise fees charged for opening a new franchised store, successive fees for the renewal of expiring franchise agreements, transfer fees for transferring ownership of a franchise and deposit forfeitures. “Other revenue,” as used in this report, includes (i) revenues earned from the sublease of real estate under a master lease agreement with a national retailer, (ii) transaction fees from the Company's online ordering platform, (iii) fees for customer support services provided to franchisees, and (iv) revenues derived from the resale of POS system licenses to franchise owners at cost. Lease income is recognized in the period earned, which coincides with the period the expense is due to the master leaseholder. See Selling, General and Administrative Costs below for the related offsetting expense to the POS system licenses resold to franchise owners.
Store Operating Costs
Store operating costs relate to our Domestic Company Stores segment and consist of cost of food and packaging, compensation and benefits, advertising, occupancy costs and other store operating costs, including new store pre-opening costs. We expect all of our store operating costs to vary as our store count changes from building, acquiring, closing and refranchising Company-owned stores. Cost of food and packaging and advertising can be expected to fluctuate with commodity price changes, and increases or decreases in the revenues of our Domestic Company Stores segment.
Selling, General and Administrative Costs
Selling, general and administrative costs consist of wages, benefits and other compensation, franchise development expenses, travel, marketing, accounting fees, legal fees, the costs of POS system software licenses sold to franchise owners at cost, and other expenses related to the infrastructure required to support our franchised and Company-owned stores. See Revenues above for the related offsetting revenue from the POS system software licenses resold to franchise owners. Selling, general and administrative costs also include net advertising expenses of an advertising fund we manage on behalf of all domestic stores.
Depreciation and Amortization
Depreciation and amortization constitute non-cash charges related to the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of franchise relationships and reacquired franchise rights relating to our acquisition of certain franchised stores.

Results of Operations
The following table presents our results of operations in dollars and as a percentage of total revenues for the periods reported.

	Fiscal Year
	2016		2015		2014
(in thousands)	$	Total % of Revenues	$	Total % of Revenues	$	Total % of Revenues
Revenues
Franchise royalties	$39,851	31.4%	$40,243	33.5%	$39,305	40.4%
Franchise and development fees	2,912	2.3%	4,222	3.5%	4,531	4.7%
Company-owned store sales	82,080	64.7%	74,300	61.8%	50,598	51.9%
Other (1)	2,040	1.6%	1,444	1.2%	2,965	3.0%
Total revenues (1)	126,883	100.0%	120,209	100.0%	97,399	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (2)	28,347	22.3%	26,603	22.0%	19,686	20.2%
Compensation and benefits (2)	23,746	18.7%	19,858	16.5%	12,673	13.0%
Advertising (2)	8,203	6.5%	7,888	6.6%	5,041	5.2%
Occupancy (2)	6,226	4.9%	4,750	4.0%	2,873	2.9%
Other store operating costs (2)	10,268	8.1%	7,517	6.3%	4,434	4.6%
Selling, general and administrative (1)	28,108	22.2%	28,207	23.5%	29,263	30.0%
Depreciation and amortization	12,236	9.6%	10,002	8.3%	8,052	8.3%
Loss (gain) on disposal or impairment of property and equipment	101	0.1%	(251)	(0.2)%	72	0.1%
Total costs and expenses	117,235	92.4%	104,574	87.0%	82,094	84.3%
Operating Income (1)	9,648	7.6%	15,635	13.0%	15,305	15.7%
Interest expense, net	4,868	3.9%	4,523	3.8%	8,025	8.3%
Loss on early retirement of debt	—	—%	—	—%	4,619	4.7%
Loss on impairment of investments	—	—%	4,500	3.7%	—	—%
Other expense, net	188	0.1%	133	0.1%	178	0.2%
Income Before Income Taxes	4,592	3.6%	6,479	5.4%	2,483	2.5%
Provision for income taxes	1,943	1.5%	2,068	1.7%	1,235	1.3%
Net Income	$2,649	2.1%	$4,411	3.7%	1,248	1.3%
Net loss attributable to noncontrolling interests	—	—%	500	0.4%	—	—%
Net Income Attributable to Papa Murphy’s	$2,649	2.1%	$4,911	4.1%	$1,248	1.3%

(1)
During 2016, 2015 and 2014, we incurred $0.7 million, $1.0 million and $2.7 million, respectively, in expenses related to POS system software licenses resold to franchise owners at cost. The revenue and expense from these transactions are included in other revenues and selling, general and administrative expense, respectively. We originally acquired $4.5 million in POS system software licenses in 2013 in a lump sum purchase to obtain more favorable pricing and expedite the roll-out of the POS system.

(2)	Please see the table presented in Costs and Expenses below, which presents Company store expenses as a percentage of Company store revenue for 2016, 2015 and 2014.
Revenues
Franchise royalties. The following table presents franchise royalties for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Franchise royalties	$39,851	(1.0)%	$40,243	2.4%	$39,305
Percentage of total revenues	31.4%		33.5%		40.4%
Franchise royalties decreased in 2016 due primarily to a decrease in Domestic Franchise comparable store sales of 5.0%.
Franchise royalties increased in 2015 due primarily to Domestic Franchise store counts increasing from 1,342 at the end of fiscal 2014 to 1,369 at the end of fiscal 2015 and Domestic Franchise comparable store sales growth of 1.9%.
The decreases in franchise royalties as a percentage of total revenues were the result of Company-owned store sales increases of 10.5% and 46.8% in 2016 and 2015, respectively.
Franchise and development fees. The following table presents franchise and development fees for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Franchise and development fees	$2,912	(31.0)%	$4,222	(6.8)%	$4,531
Percentage of total revenues	2.3%		3.5%		4.7%
Franchise and development fees decreased in 2016 due to reductions in deposit forfeitures, initial franchise fees and transfer fees. For 2015, franchise and development fees decreased due to fewer franchise agreements renewing in 2015 compared to 2014.
Company-owned store sales. The following table presents Company-owned store sales for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Company-owned store sales	$82,080	10.5%	$74,300	46.8%	$50,598
Percentage of total revenues	64.7%		61.8%		51.9%
Company-owned store sales increased in 2016 due to the acquisition of 10 stores from franchise owners and the opening of 35 new Company-owned stores, partially offset by a decline in comparable store sales of 7.3% in the Domestic Company Stores segment.
For 2015, Company-owned store sales increased due to the acquisition of 23 stores from franchise owners, the opening of 18 new Company-owned stores and comparable store sales growth of 1.8% in the Domestic Company Stores segment.
Other Revenue The following table presents other revenue for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Other revenue	$2,040	41.3%	$1,444	(51.3)%	$2,965
Percentage of total revenues	1.6%		1.2%		3.0%
Other revenue increased in 2016 primarily from an increase in transaction fees paid by franchise owners for the use of our online ordering platform and help desk support for our POS system.
Other revenue decreased in 2015 primarily from a reduction in the number of POS system software licenses resold to franchise owners at cost. Revenue from POS system software licenses was $1.0 million and $2.7 million in 2015 and 2014, respectively. An equal and offsetting cost related to the resale of the POS system software licenses is included in selling, general and administrative expenses as discussed below.

Costs and Expenses
Store operating costs. The following table presents store operating costs for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Store operating costs	$76,790	15.3%	$66,616	49.0%	$44,707
Percentage of total revenues	60.5%		55.4%		45.9%
Store operating costs and the corresponding percentage of total revenues increased in both 2016 and 2015 primarily as a result of the opening of new Company-owned stores and the acquisition of stores from franchise owners during each of those periods.
The following table presents store operating costs as a percentage of Company-owned store sales for the periods reported:

	Fiscal Year
	2016	2015	2014
As a % of Company-owned store sales:
Cost of food and packaging	34.5%	35.8%	38.9%
Compensation and benefits	28.9%	26.7%	25.0%
Advertising	10.0%	10.6%	10.0%
Occupancy	7.6%	6.4%	5.7%
Other store operating costs	12.6%	10.2%	8.8%
Total store operating costs	93.6%	89.7%	88.4%
Total store operating costs. Total store operating costs as a percentage of Company-owned store sales increased by 390 basis points in 2016 compared to 2015 and increased 130 basis points in 2015 compared to 2014, in each case, due primarily to the effect of store portfolio changes as we increased our Company-owned store ownership in less-developed markets.

▪
Effect of store portfolio changes. We acquired 10 stores and refranchised three in 2016, and acquired 23 stores and refranchised four in 2015. We also built 35 new stores in 2016 and 18 stores in 2015. Additionally, one store was closed in both 2016 and 2015. All of the new stores built or acquired in 2016 had average unit sales volumes lower than the average of stores we owned in 2015. Similarly, all the new stores built in 2015 and 13 of the stores acquired in 2015 had average unit sales volumes lower than the stores we owned in 2014. Costs as a percentage of Company-owned store sales that are primarily fixed at the individual store level, such as Occupancy and Other store operating costs, increased overall because of the addition of these lower sales volume stores. Compensation and benefits also increased as we saw inefficiencies in labor utilization due to the rapid increase of Company-owned stores.

▪
Cost of food and packaging. Fluctuations in cheese prices affected our cost of food and packaging as a percentage of Company-owned store sales. Our average cheese price in 2016 decreased 1.2% compared to 2015 and the average cheese price in 2015 decreased 17.6% over 2014.

▪
Advertising. The decrease in advertising as a percentage of Company-owned store sales in 2016 compared to 2015 was driven by a reduction in spending on print advertising. Advertising as a percentage of Company-owned store sales increased for 2015 compared to 2014 primarily due to the de-leveraging impact of advertising spending in stores with lower sales volume.

Selling, general and administrative. The following table presents selling, general and administrative costs for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Selling, general and administrative	$28,108	(0.4)%	$28,207	(3.6)%	$29,263
Percentage of total revenues	22.2%		23.5%		30.0%
Selling, general and administrative costs decreased in 2016 compared to 2015 due to less deficit spending in the advertising fund and a reduction in employee costs, partially offset by increased costs for our online ordering system. Selling, general and administrative costs decreased in 2015 compared to 2014 primarily due to the elimination of fees paid to Lee Equity in 2014 under the advisory services and monitoring agreement terminated at the IPO and lower POS system software licenses resold to franchise owners at cost, offset by increased marketing costs recognized due to deficit spending in the marketing fund in 2015 compared to a recovery of a deficit in 2014.
As a percentage of total revenues, selling, general and administrative costs decreased 130 basis points in 2016 compared to 2015 as the previously mentioned costs were offset by efficiencies gained by leveraging our infrastructure to grow costs at a slower rate than revenues.
Excluding the costs incurred in preparation for the IPO and the revenues and expenses related to the resale of POS system software licenses at cost, selling, general and administrative costs as a percentage of total revenues would have been 21.7% in 2016, 22.9% in 2015, and 26.0% in 2014.
Depreciation and amortization. The following table presents depreciation and amortization for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Depreciation and amortization	$12,236	22.3%	$10,002	24.2%	$8,052
Percentage of total revenues	9.6%		8.3%		8.3%
Depreciation and amortization increased in both 2016 and 2015 primarily due to an increase in the number of Company-owned stores and increased capital expenditures on property and equipment for business technology projects. As a percentage of total revenues, depreciation and amortization increased in 2016 and remained constant in 2015 as the growth in total revenues from the opening of new Company-owned stores and acquisition of franchised stores was outpaced by the incremental depreciation and amortization associated with the new and acquired stores.
Loss (gain) on disposal or impairment of property and equipment. The following table presents the Loss (gain) on disposal or impairment of property and equipment for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Loss (gain) on disposal or impairment of property and equipment	$101	N/M	$(251)	N/M	$72
Percentage of total revenues	0.1%		(0.2)%		0.1%
N/M = Not Meaningful
The loss recorded in 2016 primarily resulted from an asset impairment charge of $0.2 million on assets held for sale, partially offset from the gain on the sale of Company-owned stores. The gain recorded in 2015 primarily resulted from the sale of Company-owned stores.
Interest expense, net. The following table presents net interest expense for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Interest expense, net	$4,868	7.6%	$4,523	(43.6)%	$8,025
Percentage of total revenues	3.9%		3.8%		8.3%
Interest expense, net increased in 2016 as a result of a higher weighted average interest rate of 3.77% during 2016 compared to 3.45% in 2015, partially offset by a reduction in the balance of outstanding debt throughout 2016.
Interest expense, net decreased in 2015 as a result of a reduction in outstanding debt through the application of net proceeds from the IPO in May 2014 and interest rate reductions achieved concurrently with the IPO and an August 2014 refinancing. Additional information on the August 2014 refinancing can be found under Financial Statements and Supplementary Data in Note 10 — Financing Arrangements of the accompanying Notes to Consolidated Financial Statements.
Income Taxes. The following table presents income taxes for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Provision for income taxes	$1,943	(6.0)%	$2,068	67.4%	$1,235
Percentage of total revenues	1.5%		1.7%		1.3%
Effective tax rate	42.3%		31.9%		49.7%
N/M = Not Meaningful

Provision for income taxes decreased in 2016 due to a decline in Income Before Income Taxes, partially offset by an increase in the tax effect of certain permanent tax differences. The effective tax rate for 2016 was higher due to a prior year benefit created by a decline in the blended state tax rate and the revaluation of deferred taxes created by that change. For 2015, our provision for income taxes increased, primarily due to a change in Income Before Income Taxes, partially offset by a decline in the effective tax rate.
Segment Results
Domestic Franchise. The following table presents Domestic Franchise total revenues and Operating Income for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Total revenues	$44,434	(2.5)%	$45,579	(1.4)%	$46,233
Percentage of total revenues	35.0%		37.9%		47.5%
Operating Income	17,186	(17.2)%	20,750	(5.4)%	21,939
Total revenues for the Domestic Franchise segment decreased in 2016 due primarily to a decline in segment comparable store sales of 5.0% and a reduction in the resale of POS system software licenses from $1.0 million in 2015 to $0.7 million in 2016. Total revenues for the Domestic Franchise segment decreased in 2015 due primarily to a reduction in the resale of POS system software licenses from $2.7 million in 2014 to $1.0 million in 2015, partially offset by the net addition of 27 domestic franchised stores over the comparable period and segment comparable store sales growth of 1.9%.
Operating Income for the Domestic Franchise segment decreased in 2016 and 2015 due primarily to increased marketing costs as advertising fund expenditures exceeded contributions.
Domestic Company Stores. The following table presents Domestic Company Stores total revenues and Operating (Loss) Income for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Total revenues	$82,080	10.5%	$74,300	46.8%	$50,598
Percentage of total revenues	64.7%		61.8%		51.9%
Operating (Loss) Income	(2,803)	N/M	1,359	4.0%	1,307
N/M = Not Meaningful
Total revenues for the Domestic Company Stores segment increased in 2016 as a result of the opening of 35 new Company-owned stores and the acquisition of 10 stores from franchise owners, partially offset by a decline in segment comparable store sales of 7.3% and the closure of one store. For 2015, Total revenues for the Domestic Company Stores segment increased due primarily to the acquisition of 23 stores from franchise owners, the opening of 18 new Company-owned stores and segment comparable store sales growth of 1.8%, partially offset by the effects of the closure of one store.
Operating (Loss) Income for the Domestic Company Stores segment decreased in 2016 as a result of a decline in comparable store sales of 7.3%, increased depreciation and amortization as a result of adding 41 total Company-owned stores, increased pre-opening costs due to more new store openings, and all stores built or acquired in 2016 had lower average unit sales volumes than the average store owned in 2015. For 2015, Operating (Loss) Income for the Domestic Company Stores segment increased due to comparable store sales growth of 1.8%, partially offset by an increase in depreciation and amortization related to Company-owned stores portfolio changes and decreased operating margins.
International. The following table presents International total revenues and Operating Income for the periods reported:

(in thousands)	2016	Change	2015	Change	2014
Total revenues	$369	11.8%	$330	(41.9)%	$568
Percentage of total revenues	0.3%		0.3%		0.6%
Operating Income	269	13.0%	238	N/M	20
N/M = Not Meaningful

Total revenues for the International segment for 2016 increased compared to 2015 due to increased royalties. Total revenues for the International segment for 2015 decreased compared to 2014 largely as a result of the recognition of $0.2 million less in development fees related to our expansion in the Middle East.
Operating Income for the International segment for 2016 increased primarily due to increased royalties. Operating Income for the International segment for 2015 increased due to a reduction in selling, general and administrative costs, partially offset by decreased revenues of $0.2 million.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees and principal payments on our debt as well as to support our growth strategy. As a public company, we may also raise additional capital through the sale of equity. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all. We have also initiated a refranchising initiative to sell more than 100 of our Company-owned stores, reducing our Company-owned stores to about 50 by 2020. We intend to use the net cash proceeds from refranchising to reduce debt.
As of January 2, 2017, we had cash and cash equivalents of $2.1 million and a $20.0 million revolving credit facility, of which $0.8 million was drawn. As of January 2, 2017, we had $109.7 million of outstanding indebtedness and principal payments of $2.1 million are due quarterly. We believe that our cash flows from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of January 2, 2017, we were in compliance with all of our covenants and other obligations under our senior secured credit facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	Twelve Months Ended
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$16,804	$23,743	$15,509
Net cash used in investing activities	(19,390)	(19,554)	(9,527)
Net cash used in financing activities	(2,212)	(2,378)	(4,631)
Total cash flows	$(4,798)	$1,811	$1,351
Operating Activities
Net cash provided by operating activities decreased by $6.9 million in 2016 compared to 2015 primarily due to a $4.1 million decrease in net income adjusted for non-cash items and a $2.8 million reduction in net operating assets. Net cash provided by operating activities increased by $8.2 million in 2015 compared to 2014 primarily due to a $3.8 million reduction in interest paid and a $4.3 million decrease in net operating assets.
Investing Activities
In 2016, net cash used in investing activities decreased by $0.2 million because we did not make additional investments in Project Pie, a cost-method investee, and we did not issue any new notes receivable, the combination of which reduced cash used in investing activities by $0.8 million. This savings was offset in part by a $7.6 million increase in capital spending primarily on the construction of new stores and our new e-commerce online ordering platform, offset by a $7.1 million decrease in cash paid for store acquisitions. In 2015, net cash used in investing activities increased by $10.0 million over 2014 primarily due to a $6.4 million increase in capital spending, primarily for the construction of new stores, and a $5.1 million increase in cash paid for store acquisitions.

Financing Activities
Net cash used in financing activities increased in 2016 by $0.2 million primarily due to a reduction in net long-term debt payments of $0.3 million. Net cash used in financing activities decreased in 2015 by $2.3 million primarily due to a $3.5 million decrease in IPO-related costs, partially offset by long-term debt payments of $2.8 million.

Contractual Obligations
As of January 2, 2017, our contractual obligations and other commitments were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$109.7	$7.9	$101.8	$—	$—
Operating lease obligations	24.8	5.5	9.6	5.4	4.3
Total (1)	$134.5	$13.4	$111.4	$5.4	$4.3

(1)
We have a technology license contract that provides for a purchase commitment which results in our being contingently liable for licenses not purchased by us or our franchise owners. We are contingently liable under this agreement for approximately $0.5 million annually through 2018, and considering various factors including internal forecasts, prior history, and the ability to use or resell any licenses purchased under this commitment in future periods, no accrual was required related to this commitment. This amount is not included in the table above because timing of payment, if any, is uncertain.

Off-Balance Sheet Arrangements
We have guaranteed certain operating lease payments related to specified franchised stores in connection with the divestiture and refranchising of Company-owned stores. The maximum aggregate potential liability associated with the guaranteed lease payments is $1.9 million. We believe that none of these guarantees has or is likely to have a material effect on our results of operations, financial condition or liquidity. Additional information on guaranteed lease payments can be found in the “Lease guarantees” section of Financial Statements and Supplementary Data in Note 17 — Commitments and Contingencies of the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, accounts and notes receivable, goodwill and other intangible assets, impairment of long-lived assets, income taxes, advertising and marketing costs and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies and estimates are:
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
Revenue from gift cards is recognized when the gift card is redeemed by a customer in one of our stores. Revenue is not recognized for gift cards redeemed in franchised stores. When the likelihood of a gift card being redeemed by a customer is determined to be remote, and the Company expects to be entitled to the breakage, then the value of the unredeemed gift card is recognized by us as a contribution (“gift card breakage”) to the advertising fund described below. We determine the gift card breakage rate based upon Company-specific historical redemption patterns.
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
In performing our annual impairment test for indefinite-lived intangible assets, we have the option to first assess qualitatively whether it is more likely than not that the indefinite-lived intangible asset is impaired, thus necessitating a quantitative impairment test. We do not calculate the fair value of an indefinite-lived asset and perform the quantitative test unless we determine that it is more likely than not that the asset is impaired. We review indefinite-lived intangible assets for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist. We can bypass the qualitative assessment and move directly to the quantitative assessment for any indefinite-lived intangible asset in any period and can elect to resume performing the qualitative assessment in any subsequent period.
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
Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Typically, long-lived assets relating to Company-owned stores are tested for impairment at the level of the retail market area in which they are located and long-lived assets relating to franchised operations are tested for impairment at the segment level. If the carrying amount of an asset group exceeds the estimated, undiscounted future cash flows expected to be generated by the asset, then an impairment charge is recognized to the extent the carrying amount exceeds the asset group’s fair value. In determining fair value, management considers current results, trends, future prospects and other economic factors.
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

Share-based Compensation
We maintain two equity compensation plans, our 2010 Amended Management Incentive Plan and our 2014 Management Incentive Plan, under which we have granted awards of stock options and restricted stock awards that typically vest based on the achievement of a time-vesting or a market condition.
Compensation expense relating to restricted stock awards is recognized for the portion of the grant date fair value that exceeds any purchase price paid for the stock. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.
The fair value of stock option awards is estimated on the grant date using a Black-Scholes-Merton option-pricing model. Compensation expense relating to stock option awards is recognized for the grant date fair value. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.
In addition, prior to the IPO we sold unrestricted common and preferred stock to certain employees and recognized as compensation expense the portion of the fair value that exceeded the purchase price on the issue date.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this annual report on Form 10-K, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings. We could be an “emerging growth company” until the end of our 2019 fiscal year.
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

Item 8. Financial Statements and Supplementary Data

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
(In thousands, except share and per share data)	January 2, 2017	December 28, 2015	December 29, 2014
Revenues
Franchise royalties	$39,851	$40,243	$39,305
Franchise and development fees	2,912	4,222	4,531
Company-owned store sales	82,080	74,300	50,598
Other	2,040	1,444	2,965
Total revenues	126,883	120,209	97,399

Costs and Expenses
Store operating costs:
Cost of food and packaging	28,347	26,603	19,686
Compensation and benefits	23,746	19,858	12,673
Advertising	8,203	7,888	5,041
Occupancy	6,226	4,750	2,873
Other store operating costs	10,268	7,517	4,434
Selling, general and administrative	28,108	28,207	29,263
Depreciation and amortization	12,236	10,002	8,052
Loss (gain) on disposal or impairment of property and equipment	101	(251)	72
Total costs and expenses	117,235	104,574	82,094
Operating Income	9,648	15,635	15,305

Interest expense, net	4,868	4,523	8,025
Loss on early retirement of debt	—	—	4,619
Loss on impairment of investments	—	4,500	—
Other expense, net	188	133	178
Income Before Income Taxes	4,592	6,479	2,483

Provision for income taxes	1,943	2,068	1,235
Net Income	2,649	4,411	1,248

Net loss attributable to noncontrolling interests	—	500	—
Net Income Attributable to Papa Murphy’s	$2,649	$4,911	$1,248

Earnings (loss) per share of common stock
Basic	$0.16	$0.29	$(0.07)
Diluted	$0.16	$0.29	$(0.07)
Weighted average common stock outstanding
Basic	16,743,285	16,653,127	12,101,236
Diluted	16,773,493	16,870,693	12,101,236
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except par value and share data)	January 2, 2017	December 28, 2015
ASSETS
Current Assets
Cash and cash equivalents	$2,069	$6,867
Accounts receivable, net	5,330	4,944
Current portion of notes receivable	92	78
Inventories	917	868
Prepaid expenses and other current assets	4,708	6,139
Total current assets	13,116	18,896
Property and equipment, net	28,516	21,261
Notes receivable, net of current portion	57	143
Goodwill	108,470	106,506
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	36,313	41,366
Other assets	398	297
Total assets	$273,872	$275,471

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6,160	$9,798
Accrued expenses and other current liabilities	7,503	9,756
Current portion of unearned franchise and development fees	1,358	1,795
Current portion of long-term debt	7,879	2,800
Total current liabilities	22,900	24,149
Long-term debt, net of current portion	100,965	108,237
Unearned franchise and development fees, net of current portion	410	540
Deferred tax liability, net	44,179	42,439
Other liabilities	3,922	2,450
Total liabilities	172,376	177,815
Commitments and contingencies (Note 17)
Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,955,970 and 16,949,720 shares issued and outstanding, respectively)	170	169
Additional paid-in capital	119,932	118,801
Stock subscriptions receivable	—	(100)
Accumulated deficit	(18,606)	(21,214)
Total equity	101,496	97,656
Total liabilities and equity	$273,872	$275,471
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Cumulative Series A Preferred Stock		Cumulative Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total Papa Murphy’s Holdings, Inc. Shareholders’ Equity	Non- Controlling Interests	Total Equity
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 30, 2013	2,854	$60,156	27	$741	4,348	$43	$1,555	$(1,197)	$(27,373)	$33,925	$222	$34,147
Common stock issued, net of transaction costs	—	—	—	—	5,840	58	54,590	—	—	54,648	—	54,648
Common stock repurchases	—	—	—	—	(156)	(1)	(1,517)	—	—	(1,518)	—	(1,518)
Conversion of preferred stock to common stock	(2,854)	(60,156)	(27)	(741)	6,912	69	60,828	—	—	—	—	—
Repayment of note receivable issued to fund the purchase of stock	—	—	—	—	—	—	—	1,097	—	1,097	—	1,097
Stock based compensation expense	—	—	—	—	—	—	1,898	—	—	1,898	—	1,898
Noncontrolling interest transactions	—	—	—	—	—	—	—	—	—	—	222	222
Net income	—	—	—	—	—	—	—	—	1,248	1,248	—	1,248
BALANCE, December 29, 2014	—	$—	—	$—	16,944	$169	$117,354	$(100)	$(26,125)	$91,298	$444	$91,742
Common stock issued	—	—	—	—	42	—	376	—	—	376	—	376
Common stock repurchases	—	—	—	—	(36)	—	(10)	—	—	(10)	—	(10)
Stock based compensation expense	—	—	—	—	—	—	1,081	—	—	1,081	—	1,081
Noncontrolling interest transactions	—	—	—	—	—	—	—	—	—	—	56	56
Net income (loss)	—	—	—	—	—	—	—	—	4,911	4,911	(500)	4,411
BALANCE, December 28, 2015	—	$—	—	$—	16,950	$169	$118,801	$(100)	$(21,214)	$97,656	$—	$97,656
Cumulative effect adjustment	—	—	—	—	—	—	41	—	(41)	—	—	—
Common stock issued	—	—	—	—	45	1	292	—	—	293	—	293
Common stock repurchases	—	—	—	—	(38)	—	(84)	—	—	(84)	—	(84)
Stock based compensation expense	—	—	—	—	—	—	882	—	—	882	—	882
Repayment of note receivable issued to fund the purchase of stock	—	—	—	—	—	—	—	100	—	100	—	100
Net income	—	—	—	—	—	—	—	—	2,649	2,649	—	2,649
BALANCE, January 2, 2017	—	$—	—	$—	16,956	$170	$119,932	$—	$(18,606)	$101,496	$—	$101,496
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	January 2, 2017	December 28, 2015	December 29, 2014
Operating Activities
Net Income	$2,649	$4,411	$1,248
Net loss attributable to noncontrolling interests	—	500	—
Net Income Attributable to Papa Murphy’s	2,649	4,911	1,248
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	12,236	10,002	8,052
Loss (gain) on disposal or impairment of property and equipment	101	(251)	72
Deferred taxes	1,724	1,707	1,123
Loss on early retirement of debt	—	—	4,619
Non-cash employee equity compensation	898	1,081	1,898
Loss on impairment of cost-method investment	—	4,000	—
Other non-cash items	329	646	563
Change in operating assets and liabilities
Accounts receivable	(522)	641	(3,302)
Prepaid expenses and other assets	2,197	(1,988)	2,265
Unearned franchise and development fees	(567)	(1,213)	(507)
Accounts payable	(1,103)	3,628	(766)
Accrued expenses and other liabilities	(1,138)	579	244
Net cash provided by operating activities	16,804	23,743	15,509

Investing Activities
Acquisition of property and equipment	(18,010)	(10,430)	(4,067)
Acquisition of stores, less cash acquired	(2,562)	(9,691)	(4,608)
Proceeds from sale of stores	1,110	1,250	179
Issuance of notes receivable	—	(250)	—
Payments received on notes receivable	72	67	969
Investment in cost-method investee	—	(500)	(2,000)
Net cash used in investing activities	(19,390)	(19,554)	(9,527)

Financing Activities
Proceeds from issuance of long-term debt	—	—	112,000
Payments on long-term debt	(3,321)	(2,800)	(169,900)
Advances on revolver, net	800	—	—
Issuance of common stock, net of underwriting fees	—	—	59,675
Repurchases of common stock	(84)	(10)	(1,518)
Proceeds from exercise of stock options	293	376	—
Debt issuance and modification costs, including prepayment penalties	—	—	(2,717)
Payments received on subscription receivables	100	—	1,097
Costs associated with initial public offering	—	—	(3,490)
Investment by noncontrolling interest holders	—	56	222
Net cash used in financing activities	(2,212)	(2,378)	(4,631)

Net change in cash and cash equivalents	(4,798)	1,811	1,351
Cash and Cash Equivalents, beginning of year	6,867	5,056	3,705
Cash and Cash Equivalents, end of period	$2,069	$6,867	$5,056

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$4,894	$3,624	$7,385
Cash paid during the period for income taxes	$169	$3,078	$134
Deferred offering costs paid in 2013 reclassified to equity	$—	$—	$1,537
Noncash Supplemental Disclosures of Investing and Financing Activities
Issuance of note payable for acquisition of stores	$—	$—	$2,900
Acquisition of property and equipment in accounts payable	$607	$3,098	$97
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Description of Business
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of January 2, 2017, the Company had 1,577 stores consisting of 1,537 domestic stores (1,369 franchised stores and 168 Company-owned stores) across 38 states, plus 40 franchised stores in Canada and the United Arab Emirates.
Substantially all revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights.
Public offering
On May 7, 2014, the Company completed an initial public offering (“IPO”) of 5,833,333 shares of common stock at a price to the public of $11.00 per share. The Company received net proceeds from the offering of $54.6 million after offering fees and expenses. The net proceeds, along with additional cash on hand, were used to repay $55.5 million of the Company’s loans outstanding under the Company’s senior secured credit facility.

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
The Company participates in various advertising cooperatives with its franchise owners established to collect and administer funds contributed for use in advertising and promotional programs in a specific market designed to increase sales and promote the Papa Murphy’s brand. Contributions to the advertising cooperatives are required for both Company-owned and franchised stores and are generally based on a percentage of a store’s sales. The Company maintains certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of the Company's voting rights exercised through Company-owned stores, the Company consolidates certain of these cooperatives for which it is the primary beneficiary. Advertising cooperative assets, consisting primarily of cash and receivables, can only be used to settle the obligations of the respective cooperative. Advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs for which creditors do not have recourse to the general credit of a primary beneficiary. Therefore, the Company reports all assets and liabilities of the advertising cooperatives that it consolidates as prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Consolidated Balance Sheets. Because the contributions to these advertising and marketing cooperatives are specifically designated and segregated for advertising, the Company does not reflect franchise owner contributions to these cooperatives in its Consolidated Statements of Income or Consolidated Statements of Cash Flows.
Fiscal year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal year 2016 was a 53-week year. Fiscal years 2015 and 2014 were 52-week years. All references to years relate to fiscal periods rather than calendar periods. References to fiscal 2016, 2015 and 2014 are references to fiscal years ended January 2, 2017, December 28, 2015 and December 29, 2014, respectively.

Use of estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include the estimation of the fair value of acquired assets and liabilities, including goodwill and intangible assets and the related subsequent impairment analysis, fair value of stock based compensation, asset retirement obligations, lease guarantees, and deferred tax asset valuation allowance. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results may differ from those estimates.
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
All credit card, debit card and electronic benefits transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $1.0 million and $0.4 million for fiscal 2016 and 2015, respectively.
Accounts receivable
Accounts receivable consist primarily of (a) amounts due from franchise owners for continuing fees that are collected weekly, (b) receivables for vendor rebates and (c) other miscellaneous receivables. Accounts receivable are stated net of an allowance for doubtful accounts determined by management through an evaluation of specific accounts, considering historical losses and existing economic conditions where relevant. Allowance for doubtful accounts amounted to $37,000 and $31,000 for fiscal 2016 and 2015, respectively.
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
Stock subscriptions receivable
Prior to its IPO, the Company issued common stock to certain employees for stock subscriptions receivable, which are not collateralized by the stock and were classified as a reduction of equity. During fiscal 2016, the stock subscriptions receivable outstanding of $100,000 was collected.
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
Goodwill and other intangible assets
Goodwill arises from business combinations and represents the excess of the purchase consideration transferred over the fair value of the net assets acquired, including identifiable intangible assets and liabilities assumed. The majority of the Company’s goodwill was generated in May 2010 when affiliates of Lee Equity Partners, LLC (“Lee Equity”) acquired all of the equity interests of PMI Holdings, Inc. (“Lee Equity Acquisition”), though the Company has also recognized goodwill upon the acquisition of stores from franchise owners. Goodwill is assigned to reporting units for purposes of impairment testing.
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
Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Typically, long-lived assets relating to Company-owned stores are tested for impairment at the level of the retail market in which they are located and long-lived assets relating to franchised operations are tested for impairment at each segment level. If the carrying amount of an asset group exceeds the estimated, undiscounted future cash flows expected to be generated by the asset, then an impairment charge is recognized to the extent the carrying amount exceeds the asset group’s fair value. In determining fair value, management considers current results, trends, future prospects and other economic factors.
Assets held for sale
Assets are classified as held for sale when management with the appropriate authority commits to a plan to sell the assets, the assets are available for immediate sale, the assets are actively marketed at a reasonable price, the sale is probable within a year, and certain other criteria are met. Assets held for sale consist primarily of Company-owned stores where the Company has committed to a plan to sell specific stores. Assets designated as held for sale are held at the lower of the net book value or fair value less costs to sell and reported in Prepaid expenses and other current assets on the Consolidated Balance Sheets (see Note 4 — Prepaid Expenses and Other Current Assets). Depreciation is not charged against property and equipment classified as assets held for sale.
Asset retirement obligations (“AROs”)
AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is obligated to remove in order to comply with certain lease agreements. At the inception of a lease with such conditions, the Company records an ARO and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Fair value is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates, and discount rates in effect at the time the lease is signed. Over time, the obligation is accreted to its projected future value and, upon satisfaction of the ARO conditions, any difference between the recorded liability and the actual retirement costs incurred is recognized as an operating gain or loss in the Consolidated Statements of Income. The Company recorded AROs of $1.8 million and $1.5 million as of fiscal 2016 and 2015, respectively, as a component of other liabilities.
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

Other revenues consist primarily of (a) software license revenue from the resale of point-of-sale (“POS”) software licenses to franchise owners at cost; (b) transaction fees from the Company's online ordering platform; (c) customer support services provided to franchisees; and (d) lease income recognized in the period earned, which generally coincides with the period the expense is due to the master leaseholder, if a sublease.
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
Software revenue recognition
The Company recognizes revenues for the resale of software licenses upon delivery to franchise owners to the extent collectability is probable. In an effort to obtain more favorable pricing and expedite the roll-out of POS systems, the Company acquired $4.5 million of POS software licenses in a lump sum purchase in fiscal 2013 and sold them to franchise owners at cost. As of the end of fiscal 2016, all of the POS software licenses were sold.
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
Franchised and Company-owned stores in the United States contribute to an advertising fund that the Company manages on behalf of these stores. In addition, certain suppliers contribute to the advertising fund. Under our franchise agreements and other agreements, contributions received by the advertising fund must be spent on marketing, creative efforts, media support, or other related purposes specified in the agreements and result in no profit recognized. Contributions to the advertising fund are netted against the related expense. Expenditures of the advertising fund are primarily amounts paid to third-parties, but may also include personnel expenses and allocated costs. At each reporting date, to the extent contributions to the advertising fund exceed expenditures on a cumulative basis, the excess contributions are accounted for as a deferred liability and are recorded in accrued expenses in the Company’s Consolidated Balance Sheets. However, if expenditures exceed contributions on a cumulative basis, the excess is recorded as an expense within selling, general and administrative expenses. In subsequent periods, previously recognized expenses may be recovered if subsequent contributions exceed expenditures. Excess (recovered) advertising expense included in selling, general and administrative, net of contributions, was $0.4 million, $1.2 million and $(1.1) million as of fiscal 2016, 2015 and 2014, respectively.
As of the end of fiscal 2016, previously recognized expenses of $1.6 million may be recovered in future periods if subsequent advertising fund contributions exceed expenditures.
Store pre-opening costs
Pre-opening costs, including wages, benefits, and travel for the training and opening teams, cost of food and packaging, and other store operating costs are expensed as incurred prior to a store opening for business.
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
When a store is closed before the end of its lease, the Company accrues a loss provision for lease termination costs based on the net present value of the contractual, minimum rent obligations reduced by sublease rental income that could be reasonably obtained from the property using a credit-adjusted, risk-free interest rate at the time of closure. Certain other related costs are also included in the provision for lease losses. The Company currently has no provision for lease losses from closed stores. The initial charge and any subsequent adjustment to the accrual are included in store occupancy costs.

Lease guarantees
On occasion, the Company becomes a guarantor for certain operating leases when it sells a Company-owned store or a store under construction by the Company. The guarantee obligation is initially measured as the fair value of the guarantee, which is recorded as a liability. The Company recognizes its release from risk as a guarantor as the lease obligation is settled over the remaining lease term. In addition, throughout the guarantee period, the Company records a reserve when any loss becomes probable in connection with such lease guarantee. As of fiscal 2016 and 2015, the Company’s liability in connection with the unamortized value of these lease guarantees was $55,000 and $32,000, respectively, and no additional liability has been recorded in connection with a probable loss from these guarantees.
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
As of fiscal 2016 and 2015, the Company has recorded reserves for uncertain tax positions totaling $72,000 and $0, respectively.
Share-based compensation
The Company awards equity compensation under the Company's 2010 Amended Management Incentive Plan (“2010 Plan”) and 2014 Management Incentive Plan (“2014 Plan”), consisting of stock option and restricted stock awards. Restricted stock and stock option awards typically vest based on the achievement of a time-vesting or a market condition. Compensation expense relating to restricted stock with time-vesting conditions is recognized for the portion of the grant date fair value that exceeds any purchase price paid for the stock. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.
The fair value of stock option awards is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The risk-free interest rate is based on the estimated effective life and is estimated based on U.S. Treasury Yield Curve rates. Since the Company has limited relevant option exercise experience, the expected term is based on a simplified method calculation and the expected volatility is based on the historical volatility of the share price of a group of peer companies. Compensation expense relating to stock option awards is recognized for the the grant date fair value. This expense is recognized over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.
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
Accounting pronouncements recently adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The effective date for ASU 2016-09 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued. All amendments in ASU 2016-09 that apply must be adopted in the same period. The Company early-adopted ASU 2016-09 at the beginning of fiscal year 2016. As permitted under ASU 2016-09, the Company has elected to account for forfeitures in compensation cost when they occur in order to ease the administrative burden of estimating forfeitures. The effect of adopting ASU 2016-09 is reflected in stockholders’ equity in the Consolidated Balance Sheets on a modified retrospective basis through a cumulative-effect adjustment. This cumulative-effect adjustment reclassified $41,000 from accumulated deficit to additional paid-in capital at the beginning of fiscal year 2016.
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
The new revenue standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company anticipates adopting the standard in the first quarter of fiscal 2018 using the full retrospective method to restate each prior reporting period presented.
The Company anticipates this standard will have a material impact on its consolidated financial statements. While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impacts will relate to its: (i) accounting for franchise and development fees, and (ii) accounting for its advertising funds. The Company expects revenue related to its franchise royalties, which are based on a percentage of franchise sales, and revenue from Company-owned restaurants to remain substantially unchanged. Specifically, under the new standard the Company expects to recognize franchise fees ratably over the life of the contract rather than at the time the store is opened or a successive contract commences. In addition, the Company expects to account for advertising fund revenues on a gross basis, instead of net, as the Company is the principal that determines how the funds collected will be spent. The Company continues to evaluate the impact the adoption of this standard will have on the recognition of other revenue transactions such as the refranchising of Company-owned restaurants.
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

Note 3 — Acquisitions
Acquisitions in 2016
On April 11, 2016, Papa Murphy’s Company Stores, Inc. ("PMCSI"), a wholly owned subsidiary of the Company, acquired certain assets used in the operation of nine Papa Murphy’s stores in the Joplin, Missouri, and Fort Smith, Arkansas, areas from a franchise owner. On November 15, 2016, PMCSI acquired certain assets used in the operation of one store in the Grand Rapids, Michigan area from a franchise owner. The total consideration paid of approximately $3.1 million was funded through existing cash, $0.5 million in insurance proceeds and advances on the Company's Senior Credit Facility (see Note 10 — Financing Arrangements). The Company incurred transaction costs of $10,000 associated with the acquisitions that were recognized as other store operating costs in the Consolidated Statements of Income.
The fair values of the assets acquired are summarized below (in thousands):

Cash and cash equivalents	$5
Inventory	26
Prepaid expenses and other current assets	27
Property and equipment	604
Asset retirement obligations	(67)
Total identifiable net assets acquired	595
Goodwill	1,964
Total net assets acquired	2,559
Dispute settlement	500
Total consideration	$3,059
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
Acquisitions in 2015
On March 9, 2015, PMCSI acquired certain assets used in the operation of six Papa Murphy’s stores in the Seattle, Washington, area from M2AD Management Inc., the previous operator of the six Papa Murphy’s stores (the “M2AD Acquisition”). Transaction costs of $30,000 associated with the M2AD Acquisition were recognized as other store operating costs in the Consolidated Statements of Income. The total purchase price of $4.1 million was funded through existing cash.
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
Revenues and net income from the acquired stores from the closing date of the acquisition included in the Company’s Consolidated Statements of Income for 2015 are as follows (in thousands):

Revenues	$4,220
Net income	307

PMCSI also acquired all of the assets of 17 stores through eight individually immaterial acquisitions during 2015: eight stores in Tennessee, three in Washington, two in Texas, one in Idaho, one in Oregon, one in Colorado, and one in New Mexico. The Tennessee stores were acquired on January 26, 2015, the Washington stores on May 11, 2015, the Texas stores on March 9, 2015 and July 27, 2015, respectively, the Idaho store on January 12, 2015, the Oregon store on March 2, 2015, the Colorado store on May 4, 2015, and the New Mexico store on November 2, 2015. The Company incurred transaction costs of $33,000 associated with the acquisitions that were recognized as other store operating costs in the Consolidated Statements of Income. The total purchase price for the acquired stores of $5.5 million was funded through existing cash.
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
Revenues and net loss from the acquired stores from the closing dates of the acquisitions that are included in the Company’s Consolidated Statements of Income for 2015 are as follows (in thousands):

Revenues	$6,594
Net loss	(322)

Acquisitions in 2014
On August 18, 2014, PMCSI acquired certain assets used in the operation of nine Papa Murphy’s stores in the Minneapolis, Minnesota area from Drake Enterprises, the previous operator of the nine Papa Murphy’s stores. Transaction costs of $59,000 associated with the acquisition were recognized as other store operating costs in the Consolidated Statements of Income. The total purchase price of $3.5 million was funded through cash and the issuance of a $2.9 million note payable to the seller (see Note 10—Financing Arrangements).
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

(in thousands)	2014
Pro forma revenues	$100,307
Pro forma net income	1,208

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
Revenues and net loss from the acquired stores from the closing date of the acquisition included in the Company’s Consolidated Statements of Income for 2014 are as follows (in thousands):

Revenues	$2,039
Net loss	(56)

PMCSI also acquired all of the assets of thirteen stores through six individually immaterial acquisitions during 2015: five stores in Florida, four in Texas, three in Oregon, and one in Washington. The Florida stores were acquired on

December 1, 2014, the Texas stores were acquired on December 4, 2014, the Oregon stores were acquired on December 8, 2014, and the Washington store was acquired on November 25, 2014. The Company incurred transaction costs of $6,000 associated with the acquisitions that were recognized as other store operating costs in the Consolidated Statements of Income. The total purchase price for the acquired stores of $4.1 million was funded through cash.
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

(in thousands)	2014
Pro forma revenues	$102,975
Pro forma net income	1,087

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
Revenues and net loss from the acquired stores from the closing dates of the acquisitions that are included in the Company’s Consolidated Statements of Income for 2014 are as follows (in thousands):

Revenues	$538
Net loss	(16)

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

Note 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	2016	2015
Prepaid media development costs	$606	$352
Prepaid software and support	985	464
Prepaid rent	622	477
Prepaid insurance	453	602
Taxes receivable	547	2,872
POS software licenses for resale	—	660
Assets held for sale	1,406	605
Advertising cooperative assets, restricted	48	26
Other	41	81
Total prepaid expenses and other current assets	$4,708	$6,139
Prepaid media development costs represent costs incurred for advertisements that have not aired.
Assets held for sale include stores under construction or opened in the past twelve months that the Company is actively marketing to new or existing franchisees. It also includes stores that the Company has committed to a plan to sell and the sale of these stores is considered probable in the next twelve months.
The Company recognizes software license revenue upon the resale of Point of Sale (“POS”) software licenses to franchise owners at cost. The income from the sale is included in other revenues and the related expense is recorded in selling, general and administrative costs on the Consolidated Statements of Income. POS software license revenue was $0.7 million and $1.0 million for fiscal 2016 and 2015 respectively.

Note 5 — Property and Equipment
Property and equipment, net, consists of the following:

(in thousands)	2016	2015
Leasehold improvements	$11,726	$7,099
Restaurant equipment and fixtures	15,361	10,803
Office furniture and equipment	2,535	5,575
Software	14,929	5,291
Vehicles	92	92
Construction in progress	987	6,193
	45,630	35,053
Accumulated depreciation and amortization	(17,114)	(13,792)
Property and equipment, net	$28,516	$21,261
Depreciation expense amounted to $7.2 million, $4.7 million and $3.0 million during fiscal 2016, 2015 and 2014, respectively.
The Company recognized an impairment loss of $0.2 million in fiscal 2016 related to certain underperforming Company-owned stores. No impairment loss was recognized during fiscal 2015 or 2014.

Note 6 — Divestitures
Divestitures in 2016
On October 18, 2016, the Company completed the sale and refranchise of one Company-owned store in Colorado and one Company-owned store in Minnesota. On October 24, 2016, the Company completed the sale and refranchise of one Company-owned store in Washington. The aggregate sale price for the three stores was $1.0 million, paid in cash, and the Company recognized a pre-tax gain of $69,000. In connection with the sale, the buyers paid $75,000 in franchise fees. These dispositions did not meet the criteria for accounting as a discontinued operation.
The following is a summary of the assets sold (in thousands):

Leasehold improvements	$386
Restaurant equipment and fixtures	438
Property and equipment	824
Prepaid expenses and other current assets	19
Total assets sold	$843
Divestitures in 2015
On December 28, 2015, the Company completed the sale and refranchise of four Company-owned stores in Colorado for $1.3 million in cash, and recognized a pre-tax gain of $0.4 million. In connection with the sale, the buyer paid $60,000 in franchise fees. This disposition did not meet the criteria for accounting as a discontinued operation.
The following is a summary of the assets sold (in thousands):

Leasehold improvements	$341
Restaurant equipment and fixtures	367
Property and equipment	708
Prepaid expenses and other current assets	22
Intangible assets	8
Goodwill	263
Total assets sold	$1,001

Note 7 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	Domestic Company Stores	Domestic Franchise	Total
Balance at December 29, 2014	$19,536	$81,546	$101,082
Acquisitions	5,687	—	5,687
Disposition	(263)	—	(263)
Balance at December 28, 2015	24,960	81,546	106,506
Acquisitions	1,964	—	1,964
Balance at January 2, 2017	$26,924	$81,546	$108,470
There is no goodwill associated with the International segment. Based on the results of the Company's impairment testing, the Company did not recognize any impairment of goodwill during fiscal 2016, 2015 or 2014. The Company recorded Goodwill disposals in fiscal 2015 and 2014 from the sale of Company-owned stores to franchise owners.

Note 8 — Intangible Assets
Intangible assets consist of the following:

	2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Intangible assets subject to amortization:
Franchise relationships	$56,000	$(23,355)	$32,645	16.0
Reacquired franchise rights	6,914	(3,246)	3,668	6.3
Net intangible assets subject to amortization	$62,914	$(26,601)	$36,313	14.5
Intangible assets not subject to amortization
Trade name and trademarks			$87,002

	2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Intangible assets subject to amortization:
Franchise relationships	$56,000	$(19,788)	$36,212	16.0
Reacquired franchise rights	8,366	(3,212)	5,154	6.0
Net intangible assets subject to amortization	$64,366	$(23,000)	$41,366	14.5
Intangible assets not subject to amortization
Trade name and trademarks			$87,002
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
Amortization expense amounted to $5.1 million, $5.3 million $5.0 million for fiscal 2016, 2015 and 2014, respectively.
The estimated future amortization expense of amortizable intangible assets as of fiscal 2016 is as follows (in thousands):

Fiscal year	2017	$4,656
	2018	4,331
	2019	4,068
	2020	3,945
	2021	3,878
	Thereafter	15,435
		$36,313

Note 9 — Notes Receivable
Notes receivable consist of the following:

(in thousands)	2016	2015
Note maturing in 2020 bearing interest at 9.0% and collateralized by store assets	$149	$221
Total notes receivable	149	221
Less current portion	(92)	(78)
Notes receivable, net of current portion	$57	$143

Note 10 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	2016	2015
Term loan under 2014 credit facility	$105,879	$109,200
Revolving line of credit under 2014 credit facility	800	—
Notes payable	3,000	3,000
Total principal amount of long-term debt	109,679	112,200
Less unamortized debt issuance costs	(835)	(1,163)
Total long-term debt	108,844	111,037
Less current portion	(7,879)	(2,800)
Total long-term debt, net of current portion	$100,965	$108,237
Maturities on long-term debt consist of the following:

(in thousands)		Senior Secured Credit Facility	Notes Payable	Total
Fiscal Years	2017	$7,879	$—	$7,879
	2018	10,500	3,000	13,500
	2019	88,300	—	88,300
		$106,679	$3,000	$109,679
The weighted average interest rate across all senior secured credit facilities for fiscal 2016, 2015 and 2014 was 3.77%, 3.45% and 5.45%, respectively.
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
Borrowings under the 2014 Credit Facility bear interest at a rate per annum equal to an applicable margin based on the Company’s consolidated leverage ratio, plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the “Prime Rate” publicly quoted by The Wall Street Journal, (ii) the federal funds rate plus 50 basis points, or (iii) the LIBOR rate with a one-month interest period plus 100 basis points, or (b) a LIBOR rate determined for the specified interest period. The applicable margin for borrowings under the 2014 Credit Facility ranges from 150 to 225 basis points for base rate borrowings and 250 to 325 basis points for LIBOR rate borrowings. The 2014 Credit Facility includes customary fees for loan facilities of this type, including a commitment fee on the revolving credit facility. As of January 2, 2017, $104.3 million of the term loan was subject to the LIBOR rate option at 4.02%, and the remaining $1.6 million was subject to the base rate option at 6.00%. As of January 2, 2017 the revolving credit facility was subject to the base rate option at 6.00%.

The obligations under the 2014 Credit Facility are guaranteed by certain domestic subsidiaries of the Company (the “subsidiary guarantors”) and are secured by substantially all assets of the Company and the subsidiary guarantors. The 2014 Credit Facility also contains customary affirmative and negative covenants that are typical for loan facilities of this type, including covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes, including mergers and consolidations, sell assets, make dividends, distributions and investments, and prepay subordinated indebtedness, subject to customary exceptions. The 2014 Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum interest coverage ratio, and, commencing with the Company's fiscal quarter ending January 1, 2018, a fixed charge coverage ratio.
With a maturity date of over one year from January 2, 2017, balances outstanding under the 2014 Credit Facility are classified as non-current on the Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $2.1 million due on the last day of each fiscal quarter.
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
On May 7, 2014, the Company prepaid $55.5 million of its long-term debt under the 2013 Credit Facility in connection with the IPO. A proportionate share of deferred financing costs of $1.2 million were expensed as a Loss on early retirement of debt on the Company’s Consolidated Statements of Income at the time of this debt prepayment.
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
Deferred financing costs and prepayment penalties
In conjunction with the 2014 Credit Facility, the Company evaluated the refinancing of the 2013 Credit Facility and determined that the borrowing was extinguished and not modified. Accordingly, unamortized deferred financing costs of $2.3 million from the 2013 Credit Facility and a prepayment penalty of $1.1 million were expensed as a Loss on early retirement of debt in 2014. The Company incurred $1.6 million in financing costs, which was capitalized and is being amortized using an effective interest rate method.
Deferred financing costs amortized to interest expense in the Consolidated Statements of Income amounted to $0.3 million, $0.3 million and $0.6 million as of fiscal year 2016, 2015 and 2014, respectively.
Amortization of deferred financing costs in the future is expected to be as follows (in thousands):

Fiscal Years	2017	$328
	2018	312
	2019	195
		$835

Note 11 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	2016		2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurements
Financial assets
Notes receivable (1)	$149	$150	$221	$224	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
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

Note 12 — Accrued and Other Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	2016	2015
Accrued compensation and related costs	$2,192	$3,699
Gift cards and certificates payable	3,033	2,902
Accrued interest and non-income taxes payable	524	855
Convention fund balance	1,025	626
Unearned product rebates	—	922
Advertising cooperative liabilities	204	137
Other	525	615
	$7,503	$9,756

Note 13 — Income Taxes
The components of the provision for income taxes are as follows:

(in thousands)	2016	2015	2014
Current tax provision
Federal	$5	$83	$9
State	214	278	103
	219	361	112
Deferred tax provision (benefit)
Federal	1,508	2,211	958
State	216	(504)	165
	1,724	1,707	1,123
Total provision for income taxes	$1,943	$2,068	$1,235
The components of the non-current deferred tax liability are as follows:

(in thousands)	2016	2015
Deferred income tax assets:
Unearned franchise and development fees	$379	$858
Convention and Advertising funds balance	380	232
Compensation accruals	102	422
Gift card accruals	458	414
Asset retirement obligation	201	172
Deferred rent	434	206
Share-based compensation	1,082	901
Net operating loss	1,598	—
Other	387	619
Total deferred tax assets	5,021	3,824
Valuation allowance	(61)	—
Total deferred tax assets after valuation allowance	4,960	3,824
Deferred income tax liabilities:
Fixed asset, goodwill, and intangible asset basis differences	(46,836)	(44,491)
Other	(2,303)	(1,772)
Total deferred tax liabilities	(49,139)	(46,263)
Net deferred tax liability	$(44,179)	$(42,439)
As of fiscal 2016, the Company had federal and state net operating loss carry forwards of $4.2 million and $3.9 million, respectively. As of fiscal 2015, the Company had federal and state net operating loss carry forwards of $0.2 million and $2.8 million, respectively. The federal and state net operating loss carry forwards begin to expire in 2032 and 2020, respectively. As of fiscal 2016, the Company has federal credit carryovers of $0.6 million that are a combination of credits that begin to expire in 2035.
Tax benefits for federal and state net operating loss carry forwards are recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded. The Company has looked to future reversals of existing taxable temporary differences in determining that its federal and a majority of its state net operating loss carry forwards are more likely than not to be utilized prior to their expiration dates. Consequently, no valuation allowance has been recorded for these deferred tax assets. Several separate filing states where the Company operates have facts that indicate it is more likely that the Company will not utilize the separate filing state carryovers prior to their expiration dates. As of fiscal 2016, the Company has recorded a $61,000 valuation allowance for these particular carryovers. The Company will continue to evaluate the need for a valuation allowance in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.
As of fiscal 2016, the Company had $72,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

Balance at fiscal 2015	$—
Additions for tax positions of the current year	19
Additions for tax positions of prior years	53
Balance at fiscal 2016	$72
A reconciliation of income tax at the United States federal statutory tax rate (using a statutory tax rate of 34%) to income tax expense for the periods reported is as follows:

(in thousands)	2016	2015	2014
Federal income tax provision based on statutory rate	$1,561	$2,203	$844
State and local income tax effect	284	314	177
Effect of change in blended state rate	—	(464)	—
Non-deductible expenses	255	133	254
Tax credits and other	(157)	(118)	(40)
Provision for income taxes	$1,943	$2,068	$1,235

Note 14 — Shareholders’ Equity
Preferred stock
Prior to the IPO, the Company’s Series A Preferred Stock and Series B Preferred Stock (together, the “Preferred Shares”) had a cumulative preferred dividend of 6.00% per year. Upon liquidation of the Company, the holders of the Preferred Shares were entitled to receive the unpaid liquidation value plus accreted dividends before any distribution could be made to the holders of common stock. In addition, the Preferred Shares participated in 20% of all remaining earnings if distributed to common stockholders. At the IPO, the Preferred Shares were converted into 3,054,318 shares of common stock.
Noncontrolling interests
Historically, the Company received investments by noncontrolling interest holders in PPH. The Company received investments of $0.1 million and $0.2 million in fiscal 2015 and 2014, respectively.

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
Restricted common shares
Under the Incentive Plans, restricted common stock awards are subject to either time-vesting or market conditions. Time-vesting restricted common stock awards issued under the 2010 Plan have generally vested 20% on each of the five anniversaries of the sale date. Time-vesting restricted common stock awards granted under the 2014 Plan have generally vested 100% on the one-year anniversary of the grant date. Market condition restricted common stock awards vest when the volume-weighted average closing price per share of Papa Murphy’s common stock equals or exceeds $22.00 per share for 90 consecutive trading days. To the extent the fair value of an award on the date of the sale or grant exceeds the sale price, if any, the excess is recognized as compensation expense as a component of selling, general and administrative expenses. Compensation expense for time-vesting restricted common stock awards is recognized over the requisite service period on a straight line basis.
The Company has a right to repurchase shares sold to employees under the 2010 Plan in the case of a qualifying sale, bankruptcy event, or a termination of employment or service of the employee who purchased shares, including a voluntary termination. Unvested shares as of the date of these events are repurchased at the original sale price. Since the IPO, the Company generally does not repurchase vested shares from terminated employees.
Information with respect to restricted stock awards is as follows:

	Number of Shares of Restricted Common Stock
	Time Vesting	Market Condition	Weighted Average Award Date Fair Value per Share
Unvested, 2015	49,513	186,515	$3.11
Granted	18,000	—	7.66
Vested	(21,456)	—	10.26
Forfeited/Repurchased	(15,387)	(37,569)	1.48
Unvested, 2016	30,670	148,946	$2.70
Fair value information for restricted stock awards during the periods reported is as follows:

(in thousands, except per share amounts)	2016	2015	2014
Weighted average grant date fair value per share	$7.66	$19.05	$8.80
Total fair value of shares issued	$138	$150	$60
Total fair value of shares vested	$220	$171	$509
Stock options
Under the Incentive Plans, stock options are subject to either time-vesting or market conditions. Time-vesting stock options generally vest 25% on each of the four anniversaries of the grant date. Market condition stock options vest when the volume-weighted average closing price per share of Papa Murphy’s common stock equals or exceeds $22.00 per share for 90 consecutive trading days. The grant date fair value is recognized as compensation expense as a component of selling, general and administrative expenses. The compensation expense is recognized over the requisite service period, typically the vesting period, on a straight line basis.
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Stock Options
	Time Vesting	Market Condition	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, 2015	841,956	200,481	$11.55
Granted	177,450	—	10.94
Exercised	(26,644)	—	11.00
Forfeited	(41,074)	(28,986)	11.40
Outstanding, 2016	951,688	171,495	$11.48	7.7 years	$—
Exercisable, 2016	522,543	—	$11.39	7.4 years	$—

Fair value information for stock options granted and vested and the intrinsic value of stock options exercised during the periods reported are as follows:

(in thousands, except per share amounts)	2016	2015	2014
Weighted average grant date fair value per share	$3.67	$5.41	$4.27
Total fair value of awards granted	$651	$1,039	$4,151
Total fair value of awards vested	$594	$431	$1,635
Total intrinsic value of stock options exercised	$25	$189	N/A
Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans for fiscal 2016, 2015 and 2014 amounted to $0.9 million, $1.1 million and $1.9 million, respectively. Additionally, the associated income tax benefits for fiscal 2016, 2015 and 2014 amounted to $0.3 million, $0.4 million and $0.6 million, respectively.
As of fiscal 2016, the total unrecognized share-based compensation expense was $2.1 million, with $1.5 million associated with time-vesting awards and $0.6 million associated with market condition awards. The remaining weighted average contractual life for unrecognized share-based compensation expense was 2.6 years as of fiscal 2016.
The fair value of the stock option awards granted since the IPO during the periods reported was estimated with the following weighted-average assumptions.

	2016	2015	2014
Risk free rate	1.74%	1.94%	2.05%
Expected volatility	30.4%	37.9%	35.0%
Expected term	6.3 years	6.3 years	6.3 years
Expected dividend yield	0.0%	0.0%	0.0%

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
During the reported periods prior to the IPO, the Company assumed the following:

2014 (1)
Risk free rate	0.36%
Volatility of the underlying assets	45%
Estimated time until a liquidation event	(2)
Marketability discount—common stock	(2)
Marketability discount—preferred stock	(2)

(1)	The last valuation of the Company was performed as of March 31, 2014.

(2)
The Company applied a probability weighted expected return method, where equity values were calculated using an option pricing model under IPO and non-IPO scenarios and each value was weighted based on estimated probability of occurrence. During the period, 0.58~1.75 years were used as estimated time until a liquidation event and 10~25% and 8~15% of marketability discount were used for common and preferred stock, respectively, depending on IPO or non-IPO scenarios. As of March 31, 2014, the date of the last valuation performed by the Company, a 95% weight was given to the IPO scenario.

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
The following table sets forth the computations of basic and diluted EPS:

(in thousands, except per share data)	2016	2015	2014
Earnings:
Net income	$2,649	$4,411	$1,248
Net loss attributable to noncontrolling interests	—	500	—
Net income attributable to Papa Murphy’s	2,649	4,911	1,248
Cumulative Series A and B Preferred dividends	—	—	(2,150)
Net income (loss) available to common shareholders	$2,649	$4,911	$(902)
Shares:
Basic weighted average common shares outstanding	16,743	16,653	12,101
Dilutive effect of restricted equity awards (1)	30	218	—
Diluted weighted average number of shares outstanding	16,773	16,871	12,101
Earnings (loss) per share:
Basic earnings (loss) per share	$0.16	$0.29	$(0.07)
Diluted earnings (loss) per share	$0.16	$0.29	$(0.07)

(1)
The Company’s potential common stock instruments such as stock options and restricted stock awards were not included in the computation of diluted EPS for 2014 as the effect of including these shares in the calculation would have been anti-dilutive. An aggregated total of 746,000, 78,000 and 344,000 potential common shares have been excluded from the diluted EPS calculation for 2016, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

Note 17 — Commitments and Contingencies
Operating lease commitments
The Company leases facilities and various office equipment under non-cancelable operating leases which expire through December 2025. Lease terms for its store units are generally for five years with renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area and other operating costs.
The Company has entered into operating leases that it has subleased to three franchised stores. These operating leases have minimum base rent terms and contingent rent terms if individual franchised store sales exceed certain levels and have terms expiring on various dates from May 2020 to October 2020.

As of fiscal 2016, future minimum payments under the non-cancelable operating leases, excluding contingent rent obligations, are as follows:

(in thousands)		Total lease minimum payments	Sublease income	Net lease minimum payments
Fiscal years	2017	$5,534	$72	$5,462
	2018	5,139	72	5,067
	2019	4,440	72	4,368
	2020	3,460	45	3,415
	2021	1,988	—	1,988
	Thereafter	4,255	—	4,255
		$24,816	$261	$24,555
Rent expense for fiscal 2016, 2015 and 2014 was $7.2 million, $5.6 million and $3.6 million, respectively.
Lease guarantees
The Company is the guarantor for operating leases of 20 franchised stores that have terms expiring on various dates from September 2017 to September 2021. These obligations were recorded at fair value at the time the guarantee was entered into, typically in connection with the refranchising of a Company-owned store. The obligations from these leases will generally continue to decrease over time as the leases expire. As of fiscal 2016, the Company does not believe it is probable it would be required to perform under the outstanding guarantees. The applicable franchise owners continue to have primary liability for these operating leases.
As of fiscal 2016, future commitments under these leases are as follows (in thousands):

Fiscal Years	2017	$532
	2018	466
	2019	445
	2020	317
	2021	104
		$1,864
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
On June 18, 2014, an additional 16 franchise owner groups, represented by the same counsel as the plaintiffs described above, filed a lawsuit in the Superior Court in Clark County, Washington making essentially the same allegations as made in the lawsuit described above and seeking declaratory and injunctive relief, as well as monetary damages. The court consolidated the two lawsuits into a single case and ordered that the plaintiffs in the new lawsuit, none of whom had mediated with the Company prior to filing the lawsuit, must do so, and that their claims be stayed until they completed mediating with the Company in good faith.

In October 2014, the Company engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, the Company has now reached resolution with 13 of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending.
In February 2015, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of the Company’s former and current franchise sales staff as additional individual defendants. In September 2016, the remaining plaintiffs in the consolidated lawsuits filed an amended complaint to add a claim under the Washington Consumer Protection Act based on substantially the same allegations as the prior claims, to re-plead claims under the Washington Franchise Investment Protection Act that had previously been dismissed, and to dismiss Dan Harmon as a defendant. As before, the Company believes the allegations in this litigation lack merit and, for those plaintiffs with whom the Company is unable to reach resolution, the Company will continue to vigorously defend its interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. The Company provides no assurance that it will be successful in its defense of these lawsuits; however, it does not currently expect the cost of resolving them to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
The Company is also currently named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 8, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges the Company failed to comply with the requirements of the Telephone Consumer Protection Act (TCPA) when it sent SMS text messages to consumers. Mr. Lennartson asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. On October 14, 2016, the Federal Communications Commission (FCC) granted the Company a limited waiver from the TCPA's written consent requirements for certain text messages that we sent up through October 16, 2013 to individuals who, like Mr. Lennartson, provided written consent prior to October 16, 2013. The Company believes that the FCC's waiver eliminates the legal basis for Mr. Lennartson's claim and has filed a motion for summary judgment seeking dismissal. Mr. Lennartson has filed a motion seeking to extend the time to respond to the summary judgment motion on the basis that he intends to appeal the FCC's waiver. The Company believes Mr. Lennartson’s interpretation of the applicable law is incorrect and it will continue to vigorously defend itself in the lawsuit, but provides no assurance that it will be successful. In addition, plaintiff has recently been granted leave to file, and has filed, an amended complaint adding additional plaintiffs, some of whom provided consent after October 16, 2013, and who are therefore differently-situated from Mr. Lennartson. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
In addition to the foregoing, the Company is subject to routine legal proceedings, claims and litigation in the ordinary course of its business. The Company may also engage in future litigation with franchise owners to enforce the terms of franchise agreements and compliance with brand standards as determined necessary to protect the Company’s brand, the consistency of products and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 18 — Retirement Plans
The Company has a defined contribution benefit plan, qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), covering all eligible employees. 401(k) Plan participants may receive up to a 4.00% matching contribution up to the limits established by the plan and by the Internal Revenue Service and are vested immediately. Contributions to the 401(k) Plan by the Company during fiscal 2016, 2015 and 2014 amounted to $0.4 million, $0.4 million and $0.3 million, respectively.

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
In March 2014, the Company entered into agreements with certain executive officers to repurchase an aggregate of 109,779 shares of common stock at a price of $11.85 per share, for a total purchase price of $1.3 million. Included among the repurchased shares were 31,707 shares of common stock, for which vesting terms were accelerated in connection with the repurchase. The Company received a payment of $1.0 million from the same executive officers to repay their outstanding stock subscription receivables. Concurrent with the share repurchase, the Company entered into agreements with the same executive officers to issue 109,779 stock options to purchase shares at an exercise price of $11.85 per share, including 78,072 fully vested options and 31,707 options subject to time-based or market condition-based vesting provisions. In connection with the acceleration of vesting and the issuance of the fully vested options, the Company recorded stock-based compensation expense of $0.5 million in 2014.
All loans made to officers of the Company were repaid prior to the IPO. Some loans made to non-officer employees of the Company were still outstanding at the time of the IPO. As of January 2, 2017, the Company had no Stock subscriptions receivable. As of December 28, 2015, the Company had Stock subscriptions receivable of $0.1 million.
Related party revenue
The Company was party to transactions to sell services to Project Pie during the period Project Pie was a cost-method investee. The Company recorded revenues of $4,000 in 2015 and $109,000 in 2014, which are recorded as Other revenues on the Consolidated Statements of Income.

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

The following tables summarize information on profit or loss and assets for each of the Company’s reportable segments:

(in thousands)	2016	2015	2014
Revenues
Domestic Franchise	$44,434	$45,579	$46,233
Domestic Company Stores	82,080	74,300	50,598
International	369	330	568
Total	$126,883	$120,209	$97,399
Segment Operating Income (Loss)
Domestic Franchise	$17,186	$20,750	$21,939
Domestic Company Stores	(2,803)	1,359	1,307
International	269	238	20
Corporate and unallocated	(5,004)	(6,712)	(7,961)
Total	$9,648	$15,635	$15,305
Depreciation and amortization
Domestic Franchise	$6,606	$5,392	$5,046
Domestic Company Stores	5,599	4,579	2,975
International	31	31	31
Total	$12,236	$10,002	$8,052
Interest expense (income), net
Domestic Franchise	$(1)	$—	$(2)
Domestic Company Stores	136	2,301	2,547
International	—	(3)	(27)
Other	4,733	2,225	5,507
Total	$4,868	$4,523	$8,025
Provision for income taxes
Domestic Franchise	$—	$—	$—
Domestic Company Stores	—	—	—
International	7	9	9
Other	1,936	2,059	1,226
Total	$1,943	$2,068	$1,235

	2016	2015	2014
Total Assets
Domestic Franchise	$133,466	$139,705	$137,417
Domestic Company Stores	52,531	45,217	34,953
International	318	438	447
Other (1)	87,557	90,111	91,310
Total	$273,872	$275,471	$264,127

(1)	Other assets which are not allocated to the individual segments primarily include trade names & trademarks.
All long-lived assets are held within the United States. The following table summarizes revenues by geographic area:

(in thousands)	2016	2015	2014
Revenues
United States	$126,514	$119,879	$96,831
International	369	330	568
Total	$126,883	$120,209	$97,399

Note 21 — Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated:

(in thousands, except per share data)	Q1	Q2	Q3	Q4
2016
Revenue	$32,985	$29,894	$28,519	$35,485
Operating Income	2,323	2,813	691	3,821
Net Income (Loss)	642	952	(421)	1,476
Basic earnings (loss) per share	$0.04	$0.06	$(0.03)	$0.09
Diluted earnings (loss) per share	$0.04	$0.06	$(0.03)	$0.09

2015
Revenue	$29,168	$29,121	$28,132	$33,788
Operating Income	5,348	2,588	3,045	4,654
Net Income (Loss)	2,596	(1,939)	1,122	2,632
Net Income (Loss) Attributable to Papa Murphy's	2,596	(1,439)	1,122	2,632
Basic earnings (loss) per share	$0.16	$(0.09)	$0.07	$0.16
Diluted earnings (loss) per share	$0.15	$(0.09)	$0.07	$0.16
The sum of the quarterly earnings per share does not always equal the annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

Note 22 — Subsequent Events
In connection with the departure of Ken Calwell, the Company's former President and CEO, the Company entered into an executive separation agreement, which became effective on January 9, 2017.
On February 15, 2017, the Company announced a strategic realignment resulting in the elimination of eleven positions at the Company, including two senior officers, effective as of February 15, 2017.
The Company estimates that its liability as a result of the executive separation agreement and strategic realignment is $1.8 million, consisting of severance and other one-time termination benefits and other associated costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Papa Murphy’s Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Papa Murphy’s Holdings, Inc. and subsidiaries (the “Company”) as of January 2, 2017 and December 28, 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2017. Our audits also included the accompanying financial statement schedules listed in the index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Papa Murphy’s Holdings, Inc. and subsidiaries as of January 2, 2017 and December 28, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP
Portland, Oregon
March 15, 2017

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

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 2, 2017.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2016 fiscal year.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2016 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2016 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2016 fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2016 fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.
1.	Financial Statements: The following financial statements are included in Item 8. “Financial Statements and Supplementary Data”:
	Consolidated Statements of Income for the Fiscal Years ended January 2, 2017, December 28, 2015, and December 29, 2014	57
	Consolidated Balance Sheets as of January 2, 2017 and December 28, 2015	58
	Consolidated Statements of Shareholders’ Equity for the Fiscal Years ended January 2, 2017, December 28, 2015 and December 29, 2014	59
	Consolidated Statements of Cash Flows for the Fiscal Years ended January 2, 2017, December 28, 2015 and December 29, 2014	60
	Notes to Consolidated Financial Statements	61
	Report of Independent Registered Public Accounting Firm	89
2.	Financial Statement Schedule:
	Schedule I - Condensed Financial Information of the Registrant	95
	Schedule II - Valuation and Qualifying Accounts	99
	All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements or the notes thereto.
3.	Exhibits:

		Incorporated By Reference
Exhibit			File		Filing
Number	Description Of Exhibits	Form	Number	Exhibit	Date
3.1	Fifth Amended and Restated Certificate of Incorporation of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.1	December 22, 2016
4.1	Form of Common Stock Certificate.	S-1/A	333-194488	4.1	April 28, 2014
4.2	Second Amended and Restated Stockholders’ Agreement.	8-K	001-36432	4.1	May 13, 2014
10.1‡	Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.1	April 4, 2014
10.2	Stockholder’s Agreement	8-K	001-36432	10.1	May 13, 2014
10.3	Credit agreement, dated as of August 28, 2014 among PMI Holdings, Inc., General Electric Capital Corporation and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 13, 2014
10.4‡	Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.5	April 28, 2014
10.5	Form of Franchise Agreement.	S-1/A	333-194488	10.6	April 4, 2014
10.6	Form of Area Development Agreement.	S-1/A	333-194488	10.7	April 4, 2014
10.7	Form of Multiple Store Commitment Letter and Amendment to Franchise Agreement.	S-1/A	333-194488	10.8	April 4, 2014
10.8‡	Executive Employment and Non-Competition Agreement dated as of May 25, 2011 between PMI Holdings, Inc. and Ken C. Calwell.	S-1/A	333-194488	10.12	April 4, 2014
10.9*‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 27, 2016 between Papa Murphy's Holdings, Inc. and Ken C. Calwell.
10.10*‡	Executive Severance Agreement and Release dated as of January 9, 2017 between Papa Murphy's Holdings, Inc. and Ken C. Calwell.

		Incorporated By Reference
Exhibit			File		Filing
Number	Description Of Exhibits	Form	Number	Exhibit	Date
10.11‡	Executive Employment and Non-Competition Agreement dated as of January 7, 2013 among PMI Holdings, Inc. and Jayson Tipp.	S-1/A	333-194488	10.15	April 4, 2014
10.12*‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 27, 2016 between Papa Murphy's Holdings, Inc. and Jayson Tipp.
10.13*‡	Executive Employment and Non-Competition Agreement dated as of October 19, 2015 between PMI Holdings, Inc. and Brandon Solano.
10.14*‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 27, 2016 between Papa Murphy's Holdings, Inc. and Brandon Solano.
10.15‡	Executive Employment and Non-Competition Agreement dated as of May 4, 2010 among PMI Holdings, Inc. and Victoria T. Blackwell.	S-1/A	333-194488	10.14	April 4, 2014
10.16*‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 27, 2016 between Papa Murphy's Holdings, Inc. and Victoria T. Blackwell.
10.17‡	Executive Employment and Non-Competition Agreement dated as of March 21, 2014 among PMI Holdings, Inc. and Mark Hutchens.	S-1/A	333-194488	10.18	April 4, 2014
10.18*‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 27, 2016 between Papa Murphy's Holdings, Inc. and Mark Hutchens.
10.19‡	Form of Stock Option Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.20	April 21, 2014
10.20‡	Form of Stock Option Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.21	April 21, 2014
10.21‡	Form of Restricted Stock Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.22	April 21, 2014
10.22‡	Form of Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.23	April 21, 2014
10.23‡	Form of Amendment to the Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.24	April 21, 2014
10.24‡	Form of Stock Option Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.25	April 21, 2014
10.25‡	Form of Restricted Stock Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.26	April 21, 2014
10.26	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its directors and executive officers.	S-1/A	333-194488	10.27	April 21, 2014
10.27	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its sponsor-affiliated directors.	S-1/A	333-194488	10.28	April 21, 2014
10.28‡	Form of Stock Option Agreement subject to performance-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.29	April 28, 2014
10.29‡	Executive Employment and Non-Competition Agreement between PMI Holdings, Inc. and Dan Harmon.	S-1/A	333-194488	10.30	April 28, 2014
10.30*‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 27, 2016 between Papa Murphy's Holdings, Inc. and Dan Harmon.
10.31	First Amendment to Credit Agreement, dated as of October 31, 2016, among PMI Holdings, Inc., Wells Fargo Bank, National Association, and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 2, 2016
10.32*	Master Marketing Agreement dated as of September 7, 2016 between Murphy's Marketing Services, Inc. and GroupM Worldwide, Inc. (d/b/a Modi Media).
10.33*	Amendment to Master Marketing Agreement dated as of September 27, 2016 between Murphy's Marketing Services, Inc. and The Midas Exchange, Inc.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Moss Adams LLP
24.1*	Directors' Powers of Attorney

Incorporated By Reference
Exhibit			File		Filing
Number	Description Of Exhibits	Form	Number	Exhibit	Date
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
*    Filed herewith
‡    A management contract or compensatory plan or arrangement

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Statements of Income

	Fiscal Year
(in thousands)	2016	2015	2014
Equity in earnings of subsidiaries	$6,905	$9,486	$4,046
Selling, general and administrative expense	2,140	2,380	1,392
Operating Income	4,765	7,106	2,654

Other expense, net	180	136	180
Income Before Income Taxes	4,585	6,970	2,474

Provision for income taxes	1,936	2,059	1,226
Net Income	2,649	4,911	1,248
See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Balance Sheets

(in thousands, except par value and share data)	January 2, 2017	December 28, 2015
Assets
Current Assets
Prepaid expenses and other current assets	$547	$3,109
Total current assets	547	3,109
Investment in affiliates	145,349	138,444
Total assets	$145,896	$141,553
Liabilities and Equity
Current Liabilities
Other current liabilities	$36	$70
Due to consolidated affiliates	185	1,388
Total current liabilities	221	1,458
Deferred tax liability	44,179	42,439
Total liabilities	$44,400	$43,897
Commitments and contingencies
Shareholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,955,970 and 16,949,720 shares issued and outstanding, respectively)	170	169
Additional paid-in capital	119,932	118,801
Stock subscription receivable	—	(100)
Accumulated deficit	(18,606)	(21,214)
Total shareholders’ equity	101,496	97,656
Total liabilities and shareholders’ equity	$145,896	$141,553
See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Statements of Cash Flows

	Fiscal Year
(in thousands)	2016	2015	2014
Net cash (used in) provided by operating activities	$(209)	$(7,278)	$6,106

Investing Activities
Investment in subsidiary	—	—	(59,675)
(Deemed) dividend from subsidiary	—	6,912	(1,098)
Net cash provided by (used in) investing activities	—	6,912	(60,773)

Financing Activities
Issuance of common stock, net of underwriting fees	—	—	59,675
Repurchases of common stock	(84)	(10)	(1,518)
Proceeds from exercise of stock options	293	376	—
Costs associated with initial public offering	—	—	(3,490)
Net cash provided by financing activities	209	366	54,667

Net change in cash and cash equivalents	—	—	—

Cash and Cash Equivalents, beginning of year	—	—	—
Cash and Cash Equivalents, end of period	$—	$—	$—
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

Schedule II—Valuation and Qualifying Accounts

Papa Murphy’s Holdings, Inc. and Subsidiaries

	Balance at Beginning of Period	Charged to costs and expenses	(Write-offs), Net of Recoveries	Currency Translation Adjustments	Balance at End of Period
Fiscal year 2016
Allowance for trade and other receivables	$31	$6	$—	$—	$37
Fiscal year 2015
Allowance for trade and other receivables	$60	$(30)	$1	$—	$31
Fiscal year 2014
Allowance for trade and other receivables	$37	$26	$(3)	$—	$60
Allowance for notes receivable	825	—	(763)	(62)	—
Total	$862	$26	$(766)	$(62)	$60

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 15, 2017

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Mark Hutchens
	Name:	Mark Hutchens
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jean Birch	Chair of the Board and Interim Chief Executive Officer	March 15, 2017
Jean Birch	(Principal Executive Officer) and Director

/s/ Mark Hutchens	Chief Financial Officer	March 15, 2017
Mark Hutchens	(Principal Financial Officer and Principal Accounting Officer)

/s/ Benjamin Hochberg*	Director	March 15, 2017
Benjamin Hochberg

/s/ Yoo Jin Kim*	Director	March 15, 2017
Yoo Jin Kim

/s/ L. David Mounts*	Director	March 15, 2017
L. David Mounts

/s/ John Shafer*	Director	March 15, 2017
John Shafer

	Director	March 15, 2017
Rob Weisberg

/s/ Jeffrey B. Welch*	Director	March 15, 2017
Jeffrey B. Welch

/s/ Katherine L. Scherping*	Director	March 15, 2017
Katherine L. Scherping

*By:	/s/ Mark Hutchens
Mark Hutchens
Attorney-in-fact pursuant to filed Power of Attorney