Form 10-Q
period 2017-04-03
Papa Murphy's Holdings, Inc.
filed 2017-05-10
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 3, 2017
OR
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X].
At May 5, 2017, there were 16,952,741 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except share and per share data)	April 3, 2017	March 28, 2016
Revenues
Franchise royalties	$10,034	$10,496
Franchise and development fees	601	954
Company-owned store sales	20,775	20,674
Other	584	861
Total revenues	31,994	32,985

Costs and Expenses
Store operating costs:
Cost of food and packaging	7,215	7,272
Compensation and benefits	6,334	5,734
Advertising	2,128	2,166
Occupancy	1,701	1,375
Other store operating costs	2,222	2,291
Selling, general, and administrative	17,213	9,055
Depreciation and amortization	3,117	2,715
Loss on disposal or impairment of property and equipment	9	54
Total costs and expenses	39,939	30,662
Operating (Loss) Income	(7,945)	2,323

Interest expense, net	1,227	1,179
Other expense, net	44	42
(Loss) Income Before Income Taxes	(9,216)	1,102

(Benefit from) provision for income taxes	(3,802)	460
Net (Loss) Income	$(5,414)	$642

(Loss) earnings per share of common stock
Basic	$(0.32)	$0.04
Diluted	$(0.32)	$0.04
Weighted average common stock outstanding
Basic	16,839,244	16,716,610
Diluted	16,839,244	16,753,294
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	April 3, 2017	January 2, 2017
ASSETS
Current Assets
Cash and cash equivalents	$449	$2,069
Accounts receivable, net	3,279	5,330
Current portion of notes receivable	95	92
Inventories	893	917
Prepaid expenses and other current assets	4,746	4,708
Total current assets	9,462	13,116
Property and equipment, net	27,673	28,516
Notes receivable, net of current portion	26	57
Goodwill	108,470	108,470
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	35,110	36,313
Other assets	397	398
Total assets	$268,140	$273,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,499	$6,160
Accrued expenses and other current liabilities	9,291	7,503
Current portion of unearned franchise and development fees	1,390	1,358
Current portion of long-term debt	8,400	7,879
Total current liabilities	26,580	22,900
Long-term debt, net of current portion	100,449	100,965
Unearned franchise and development fees, net of current portion	460	410
Deferred tax liability	40,311	44,179
Other long-term liabilities	4,031	3,922
Total liabilities	171,831	172,376
Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,952,741 and 16,955,970 shares issued, respectively)	170	170
Additional paid-in capital	120,159	119,932
Accumulated deficit	(24,020)	(18,606)
Total stockholders’ equity	96,309	101,496
Total liabilities and stockholders’ equity	$268,140	$273,872
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	April 3, 2017	March 28, 2016
Operating Activities
Net (loss) income	$(5,414)	$642
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	3,117	2,715
Loss on disposal/impairment of property and equipment	9	54
Deferred taxes	(3,868)	(343)
Non-cash employee equity compensation	230	231
Other non-cash items	83	81
Change in operating assets and liabilities
Accounts receivable	2,051	1,539
Prepaid expenses and other assets	10	878
Unearned franchise and development fees	83	(44)
Accounts payable	1,290	(2,533)
Accrued expenses and other liabilities	1,923	(1,787)
Net cash from operating activities	(486)	1,433

Investing Activities
Acquisition of property and equipment	(1,079)	(5,642)
Proceeds from sale of stores	—	136
Payments received on notes receivable	27	18
Net cash from investing activities	(1,052)	(5,488)

Financing Activities
Payments on long-term debt	(3,679)	(3,321)
Advances on revolver, net	3,600	1,000
Repurchases of common stock	(3)	(10)
Net cash from financing activities	(82)	(2,331)

Net change in cash and cash equivalents	(1,620)	(6,386)
Cash and Cash Equivalents, beginning of year	2,069	6,867
Cash and Cash Equivalents, end of period	$449	$481

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,137	$1,084
Cash (received) paid during the period for income taxes	(330)	2
Noncash Supplemental Disclosures of Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$149	$705
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy's Take ‘N’ Bake pizza stores owned by the Company. As of April 3, 2017, the Company had 1,566 stores consisting of 1,525 domestic stores (1,357 franchised stores and 168 Company-owned stores) across 38 states, plus 41 franchised stores in Canada and the United Arab Emirates.
Substantially all of the Company’s revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights.
Basis of presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the Company’s opinion, all necessary adjustments, consisting of only normal recurring adjustments, have been made for the fair statement of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2017.
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
Fiscal year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal year 2017 is a 52-week year and fiscal 2016 was a 53-week year. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. References to fiscal 2017 and 2016 are references to fiscal years ending January 1, 2018 and ended January 2, 2017, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. The new standard, as amended, requires adoption by the first quarter of fiscal 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition Transition Resource Group to clarify the principal versus agent assessment and lead to more consistent application. This new standard has the same effective date and transition requirements as ASU 2014-09.
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

The Company anticipates this standard will have a material impact on its consolidated financial statements. While the Company continues to assess all potential impacts of the standard, it currently believes the most significant effects will relate to its: (i) accounting for franchise and development fees, and (ii) accounting for its advertising funds. The Company expects revenue related to its franchise royalties, which are based on a percentage of franchise sales, and revenue from Company-owned restaurants to remain substantially unchanged. Specifically, under the new standard the Company expects to recognize franchise fees ratably over the life of the contract rather than at the time the store is opened or a successive contract commences. In addition, the Company expects to account for advertising fund revenues on a gross basis, instead of net, as the Company has determined that it is the principal since it controls the funds and determines how the funds collected will be spent. The Company continues to evaluate the impact the adoption of this standard will have on the recognition of other revenue transactions such as the refranchising of Company-owned restaurants.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with earlier adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The new standard simplifies how an entity measures goodwill impairment by removing the second step of the two-step quantitative goodwill impairment test. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. ASU 2017-04 requires prospective adoption and is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is still evaluating the impact of ASU 2017-04 on its financial position and results of operations.

Note 2 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	April 3, 2017	January 2, 2017
Prepaid media production costs	$635	$606
Prepaid software and support	1,276	985
Prepaid rents	629	622
Prepaid insurance	421	453
Taxes receivable	150	547
Assets held for sale	1,420	1,406
Advertising cooperative assets, restricted	72	48
Other	143	41
Total prepaid expenses and other current assets	$4,746	$4,708

Note 3 — Property and Equipment
Property and equipment are net of accumulated depreciation of $19.0 million and $17.1 million at April 3, 2017, and January 2, 2017, respectively. Depreciation expense amounted to $1.9 million and $1.4 million during the three months ended April 3, 2017, and March 28, 2016, respectively.

Note 4 — Intangible Assets
Definite-lived intangible assets are net of accumulated amortization of $27.8 million and $26.6 million as of April 3, 2017, and January 2, 2017, respectively. Amortization expense amounted to $1.2 million and $1.3 million during the three months ended April 3, 2017, and March 28, 2016, respectively.

Note 5 — Receivables
Notes Receivable
Notes receivable consist of a note maturing in 2020 that is collateralized by store assets. Changes in the account balance represent amortization payments collected pursuant to the terms of the note.
Accounts Receivable
Allowance for doubtful accounts amounted to $28,000 and $37,000 as of April 3, 2017, and January 2, 2017, respectively.

Note 6 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	April 3, 2017	January 2, 2017
Term loan	$102,200	$105,879
Revolving line of credit	4,400	800
Notes payable	3,000	3,000
Total principal amount of long-term debt	109,600	109,679
Unamortized debt issuance costs	(751)	(835)
Total long-term debt	108,849	108,844
Less current portion	(8,400)	(7,879)
Total long-term debt, net of current portion	$100,449	$100,965
Senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of Papa Murphy’s Holdings, Inc., entered into a $132.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of April 3, 2017, the term loan was subject to the LIBOR rate option at 4.23%. As of April 3, 2017, $3.9 million of the revolving credit facility was subject to the LIBOR rate option at 4.20%, and the remaining $0.5 million was subject to the base rate option at 6.25%.
With a maturity date of over one year from April 3, 2017, balances outstanding under the Senior Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $2.1 million due on the last day of each fiscal quarter.
The weighted average interest rate for all borrowings under our Senior Credit Facility for the first quarter of 2017 was 4.05%.
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

Note 7 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	April 3, 2017		January 2, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurement
Financial assets
Notes receivable (1)	$121	$122	$149	$150	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
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

Note 8 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	April 3, 2017	January 2, 2017
Accrued compensation and related costs	$4,857	$2,192
Gift cards payable	2,461	3,033
Accrued interest and non-income taxes payable	406	524
Convention fund balance	1,194	1,025
Advertising cooperative liabilities	178	204
Other	195	525
Total accrued expenses and other current liabilities	$9,291	$7,503

Note 9 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended
(in thousands)	April 3, 2017	March 28, 2016
(Benefit from) provision for income taxes	$(3,802)	$460
(Loss) income before income taxes	(9,216)	1,102
Effective income tax rate	41.3%	41.7%
The effective income tax rate for the three months ended April 3, 2017, includes the effect of a discrete adjustment for the share-based compensation expense recorded for vesting restricted common shares. The effective income tax rate for the three months ended March 28, 2016, includes the effect of certain permanent adjustments arising from differences between U.S. GAAP and U.S. federal and state income tax law and the relative impact of those adjustments on a small quarterly income before income taxes.

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
Restricted common shares
Information with respect to restricted stock awards is as follows:

	Number of Shares of Restricted Common Stock		Weighted Average Award Date Fair Value Per Share
	Time Vesting	Market Condition
Unvested, January 2, 2017	30,670	148,946	$2.70
Granted	11,333	—	4.41
Vested	(4,826)	(94,866)	4.29
Unvested, April 3, 2017	37,177	54,080	$4.58
Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
	Time Vesting	Market Condition
Outstanding, January 2, 2017	951,688	171,495	$11.48
Granted	299,000	—	3.98
Forfeited	(459,602)	(80,385)	11.43
Outstanding, April 3, 2017	791,086	91,110	$8.97	8.4 years	$315
Exercisable, April 3, 2017	263,125	—	$11.60	7.4 years	$—
Compensation cost
Pre-tax compensation costs recognized in connection with the Incentive Plans for the three months ended April 3, 2017 and March 28, 2016 amounted to $230,000 and $231,000, respectively.
As of April 3, 2017, the total unrecognized stock-based compensation expense was $1.6 million, with $1.3 million associated with time vesting awards and $0.3 million associated with market condition awards. The remaining weighted average contractual life for unrecognized stock-based compensation expense was 2.3 years as of April 3, 2017.

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

The following table sets forth the computations of basic and dilutive EPS:

	Three Months Ended
(in thousands, except per share data)	April 3, 2017	March 28, 2016
Earnings:
Net (loss) income	$(5,414)	$642
Shares:
Weighted average common shares outstanding	16,839	16,717
Dilutive effect of restricted equity awards (1)	—	37
Diluted weighted average number of shares outstanding	16,839	16,753
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.32)	$0.04
Diluted (loss) earnings per share	$(0.32)	$0.04

(1)
The Company’s potential common stock instruments such as stock options and restricted stock were not included in the computation of diluted EPS for the three months ended April 3, 2017, as the effect of including these shares in the calculation would have been anti-dilutive.

For the three months ended April 3, 2017, and March 28, 2016, an aggregated total of 1.4 million shares and 0.4 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

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
The Company has entered into operating leases that it has subleased to two franchised stores. These operating leases have minimum base rent terms, contingent rent terms if individual franchised store sales exceed certain levels and have terms expiring on various dates from May 2020 to October 2020.
Lease guarantees
The Company is the guarantor for operating leases of 17 franchised stores that have terms expiring on various dates from September 2017 to September 2021. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of April 3, 2017, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.
Legal proceedings
There have been no material developments in the legal proceedings described in Part I, Item 3, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2017.

Note 13 — Segment Information
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
The Company measures the performance of its segments based on segment adjusted EBITDA and allocates resources based primarily on this measure. “EBITDA” is calculated as net (loss) income before interest expense, income taxes, depreciation, and amortization. Segment adjusted EBITDA excludes certain unallocated and corporate expenses. Although segment adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, the Company uses segment adjusted EBITDA to compare the operating performance of its segments on a consistent basis and to evaluate the performance and effectiveness of its operational strategies. The Company’s calculation of segment adjusted EBITDA may not be comparable to that reported by other companies.
The following tables summarize information on revenues, segment adjusted EBITDA and assets for each of the Company’s reportable segments and includes a reconciliation of segment adjusted EBITDA to (loss) income before income taxes:

	Three Months Ended
(in thousands)	April 3, 2017	March 28, 2016
Revenues
Domestic Franchise	$11,129	$12,215
Domestic Company Stores	20,775	20,674
International	90	96
Total	$31,994	$32,985
Segment Adjusted EBITDA
Domestic Franchise	$(2,037)	$5,290
Domestic Company Stores	575	1,151
International	69	64
Total reportable segments adjusted EBITDA	(1,393)	6,505
Corporate and unallocated	(3,479)	(1,509)
Depreciation and amortization	(3,117)	(2,715)
Interest expense, net	(1,227)	(1,179)
(Loss) Income Before Income Taxes	$(9,216)	$1,102

(in thousands)	April 3, 2017	January 2, 2017
Total Assets
Domestic Franchise	$129,623	$133,466
Domestic Company Stores	51,017	52,531
International	302	318
Other (1)	87,198	87,557
Total	$268,140	$273,872

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks and taxes receivable.

Note 14 — Subsequent Events
Divestitures
In December 2016, the Company decided to sell seven Company-owned stores located in the Denver, Colorado area and categorized these assets as assets held for sale on the Company’s Condensed Consolidated Balance Sheets in prepaid expenses and other current assets. In May 2017, the Company completed the sale and refranchise of the seven Company-owned stores for $2.45 million in cash, inclusive of franchise fees for these seven stores and three stores to be developed in the future.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2017 is a 52-week period ending on January 1, 2018, and 2016 was a 53-week period ended on January 2, 2017.

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, financing resources, business strategies and priorities, effects of advertising cost increases and shift in mix of marketing efforts, decrease in the advertising fund deficit over the remainder of 2017, resolution of litigation and claims, expansion and growth opportunities, the number and mix of new store openings, our refranchising initiative and its effects on our operating results, reduction in the number of Company-owned stores, adoption of new accounting standards, our qualification as an “emerging growth company,” exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

2017 Highlights
Revenue
Total revenues for the three months ended April 3, 2017, compared to the three months ended March 28, 2016, declined 3.0% from $33.0 million to $32.0 million, primarily due to a decline in comparable store sales and lower fees from lower franchise store openings. Comparable store sales in 2017 compared to 2016 for selected segments were as follows:

	Three Months Ended
	April 3, 2017	March 28, 2016
Domestic Franchise	(4.5)%	(2.8)%
Domestic Company Stores	(9.9)%	(2.8)%
Total domestic stores	(5.0)%	(2.8)%
Comparable store sales for the three months ended April 3, 2017 were lower due to increased competition resulting in reduced numbers of sales transactions while the average amount of each sales transaction has remained mostly flat.
Store Development
Our franchise owners opened seven stores, including six in the United States, in the three months ended April 3, 2017. While we operate a small percentage of stores as Company-owned stores, we expect the majority of our new store expansion to continue to come from new franchised store openings.

Refranchising
During the past several years, we have focused our financial resources on accelerating the build out of several markets with Company-owned stores. We see materially stronger store performance in markets with greater penetration and higher brand awareness. We are now entering the next phase of our strategic development plan which entails refranchising more than 100 of our Company-owned stores to experienced franchisees that are well-capitalized and can further grow these markets. Our target is to reduce the number of Company-owned stores to about 50 stores by 2020, which will be used to focus on operational excellence, innovation and testing.
National Media
During the quarter, we aired a national media campaign for all domestic stores. Several of our markets that historically receive no television media were provided with a few weeks of national cable advertising.
Online Ordering
We began the system-wide roll-out of our online ordering platform a year ago and have seen positive results to date as the average transaction amount continues to be about 20% higher with online orders than in-store orders. We strategically use online-only promotions communicated through text and email messaging.

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
We measure the performance of our segments based on segment adjusted EBITDA and allocate resources based primarily on this measure. “EBITDA” is calculated as net (loss) income before interest expense, income taxes, depreciation, and amortization. Segment adjusted EBITDA excludes certain unallocated and corporate expenses, which include costs related to our board of directors, CEO, CFO and certain legal expenses. Although segment adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use segment adjusted EBITDA to compare the operating performance of our segments on a consistent basis and to evaluate the performance and effectiveness of our operational strategies. Our calculation of segment adjusted EBITDA may not be comparable to that reported by other companies.
Our measure of segment performance has changed beginning in fiscal year 2017. Previously, segment operating income was used as the measure of segment performance. Our Chief Operating Decision Maker (“CODM”) now uses segment adjusted EBITDA as the primary measure of segment performance to allocate resources. The CODM believes this measure provides an enhanced basis for consistently measuring segment performance against operational objectives and strategies.

The following table sets forth our revenues and segment adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended
(in thousands)	April 3, 2017	March 28, 2016
Revenues
Domestic Franchise	$11,129	$12,215
Domestic Company Stores	20,775	20,674
International	90	96
Total	$31,994	$32,985
Segment Adjusted EBITDA
Domestic Franchise	$(2,037)	$5,290
Domestic Company Stores	575	1,151
International	69	64
Total reportable segments adjusted EBITDA	(1,393)	6,505
Corporate and unallocated	(3,479)	(1,509)
Depreciation and amortization	(3,117)	(2,715)
Interest expense, net	(1,227)	(1,179)
(Loss) Income Before Income Taxes	$(9,216)	$1,102

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended
	April 3, 2017	March 28, 2016
Domestic store average weekly sales	$11,140	$11,928
Domestic comparable store sales	(5.0)%	(2.8)%
Domestic comparable stores	1,436	1,407
System-wide sales (in thousands)	$225,610	$236,851
System-wide stores	1,566	1,555
EBITDA (in thousands)	$(4,872)	$4,996
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
System-Wide Sales
System-wide sales include net sales by all of our system-wide stores. This measure allows management to assess the health of our brand, our relative position to competitors, and changes in our royalty revenues.

Store Openings, Closures, Acquisitions, and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquired and divested stores to assess growth in system-wide sales, royalty revenues, and Company-owned store sales. We operate through a footprint of 1,566 stores as of April 3, 2017, of which 89.3% are franchised, located in 38 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the three months ended April 3, 2017.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total
Store count at January 2, 2017	168	1,369	1,537	40	1,577
Openings	—	6	6	1	7
Closings	—	(18)	(18)	—	(18)
Store count at April 3, 2017	168	1,357	1,525	41	1,566
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
“EBITDA” is calculated as net (loss) income before interest expense, income taxes, depreciation, and amortization. EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net (loss) income, as determined by GAAP. Our calculation of EBITDA may not be comparable to that reported by other companies.
EBITDA is a non-GAAP financial measure. Management believes that EBITDA, when viewed with our results of operations in accordance with GAAP and our reconciliation of EBITDA to net (loss) income, provides additional information to investors. We provide this non-GAAP financial measure to enhance investors’ understanding of our business and our results of operations and to assist investors in evaluating how well we are executing strategic initiatives. We believe EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.
Management uses EBITDA and other similar measures:

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
EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

▪	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

▪
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the cash requirements for such replacements; and

▪	EBITDA does not reflect our tax expense or the cash requirements to pay our taxes.
To address these limitations, we reconcile EBITDA to the most directly comparable GAAP measure, net income. Further, we also review GAAP measures and evaluate individual measures that are not included in EBITDA.
The following table provides a reconciliation of our net (loss) income to EBITDA for the periods presented:

	Three Months Ended
(in thousands)	April 3, 2017	March 28, 2016
Net (Loss) Income	$(5,414)	$642
Depreciation and amortization	3,117	2,715
(Benefit from) provision for income taxes	(3,802)	460
Interest expense, net	1,227	1,179
EBITDA	$(4,872)	$4,996

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three months ended April 3, 2017, and March 28, 2016.

	Three Months Ended
	April 3, 2017		March 28, 2016
(in thousands)	$	Total % of Revenues	$	Total % of Revenues
Revenues
Franchise royalties	$10,034	31.4%	$10,496	31.8%
Franchise and development fees	601	1.9%	954	2.9%
Company-owned store sales	20,775	64.9%	20,674	62.7%
Other	584	1.8%	861	2.6%
Total revenues	31,994	100.0%	32,985	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	7,215	22.6%	7,272	22.0%
Compensation and benefits (1)	6,334	19.8%	5,734	17.4%
Advertising (1)	2,128	6.7%	2,166	6.6%
Occupancy (1)	1,701	5.3%	1,375	4.2%
Other store operating costs (1)	2,222	6.9%	2,291	6.9%
Selling, general, and administrative	17,213	53.8%	9,055	27.5%
Depreciation and amortization	3,117	9.7%	2,715	8.2%
Loss on disposal or impairment of property and equipment	9	0.0%	54	0.2%
Total costs and expenses	39,939	124.8%	30,662	93.0%
Operating (Loss) Income	(7,945)	(24.8)%	2,323	7.0%
Interest expense, net	1,227	3.9%	1,179	3.6%
Other expense, net	44	0.1%	42	0.1%
(Loss) Income Before Income Taxes	(9,216)	(28.8)%	1,102	3.3%
(Benefit from) provision for income taxes	(3,802)	(11.9)%	460	1.4%
Net (Loss) Income	(5,414)	(16.9)%	642	1.9%

(1)
Please see the table presented in Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store sales for the three months ended April 3, 2017, and March 28, 2016.

Revenues
Total revenues. In the three months ended April 3, 2017, total revenues decreased compared to the three months ended March 28, 2016, primarily due to a decline in domestic comparable store sales of 5.0%.
Franchise royalties. Franchise royalties decreased in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, primarily due to a decline in Domestic Franchise comparable store sales of 4.5% and a reduction in the number of franchised stores year-over-year.
The decrease in franchise royalties as a percentage of total revenues for the three months ended April 3, 2017, compared to the three months ended March 28, 2016, was the result of the relative increase in the number of Company-owned stores year-over-year as the number of Company-owned stores increased while the number of franchised stores decreased.
Franchise and development fees. Franchise and development fees decreased in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, primarily due to the opening of fewer franchised stores.
Company-owned store sales. Company-owned store sales increased in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, due to an increase in the number of Company-owned stores year-over-year, partially offset by a decline in comparable store sales of 9.9% in the three months ended April 3, 2017, compared to the three months ended March 28, 2016.

Costs and Expenses
Total costs and expenses. Total costs and expenses increased in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, primarily as a result of an increase in advertising costs associated with our national media campaign.
Store operating costs. Store operating costs as a percentage of total revenues increased in the three months ended April 3, 2017, compared to the three months ended March 28, 2016. The following table presents the components of store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended
	April 3, 2017	March 28, 2016
Store operating costs as a % of Company-owned store sales:
Cost of food and packaging	34.7%	35.2%
Compensation and benefits	30.5%	27.7%
Advertising	10.2%	10.5%
Occupancy	8.2%	6.7%
Other store operating costs	10.7%	11.0%
Total store operating costs	94.3%	91.1%
Total store operating costs as a percentage of Company-owned store sales increased 320 basis points overall in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, due primarily to the effect of Company-owned store portfolio changes as we increased our store ownership in less developed markets. Since December 28, 2015, we acquired 10 stores from franchise owners, opened 35 new stores, closed one store, and refranchised three stores. Most of the stores acquired and all of the new stores opened have sales volumes lower than the average store sales for the rest of our portfolio.

•
Occupancy. As a result of the portfolio changes mentioned above, costs that are primarily fixed at the individual store level, such as Occupancy, increased overall on an absolute dollar basis and as a percentage of Company-owned store sales.

•
Compensation and benefits. Compensation and benefits increased due to inefficiencies in labor utilization associated with the rapid increase of Company-owned stores in markets with lower than average store sales, coupled with increases in the minimum wage in many of our established markets.

▪
Cost of food and packaging. Fluctuations in cheese prices did not have a material affect on the cost of food and packaging during the quarter and efficiencies in established markets outweighed the impacts of adding the new lower volume stores.

Selling, general, and administrative. Selling, general, and administrative costs increased in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, primarily due to advertising fund expenses associated with our first national media program. Advertising fund expenses exceeded fund contributions by $8.3 million and $1.1 million in the three months ended April 3, 2017 and March 28, 2016, respectively. We expect the advertising fund deficit to largely reverse throughout the remainder of 2017. Since our national media test did not provide the desired results, advertising funds will be redirected back to regional advertising, enhanced with increasing digital media advertising. Additionally, one-time severance and restructuring costs of $2.2 million were recorded in the three months ended April 3, 2017.
Depreciation and amortization. Depreciation and amortization increased in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, due primarily to the depreciation associated with an increased number of Company-owned stores and increased capital expenditures for business technology projects.
Interest expense, net. Interest expense, net increased in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, due to increased average borrowing rates and draws on our revolving credit facility.
Income Taxes. Income taxes decreased in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, due primarily to a decrease in income before income taxes. The effective tax rate for the three months ended April 3, 2017, was 41.3% compared to 41.7% for the three months ended March 28, 2016. The effective income tax rate decreased primarily due to a discrete adjustment for share-based compensation expense related to the vesting of restricted common shares in the current year. Our income taxes have varied from what would be expected from the application of prevailing statutory rates, primarily due to the impact of meal and entertainment expenses and share-based compensation expenses.

Segment Results
Domestic Franchise. Total revenues for the Domestic Franchise segment decreased $1.1 million in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, primarily due to a decline in Domestic Franchise comparable store sales of 4.5% and a reduction in the number of franchised stores year-over-year.
Adjusted EBITDA for the Domestic Franchise segment decreased $7.3 million in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, primarily due to advertising fund expenses associated with our first national media program. Advertising fund expenses exceeded fund contributions by $8.3 million and $1.1 million in the three months ended April 3, 2017 and March 28, 2016, respectively. We expect the advertising fund deficit to largely reverse throughout the remainder of 2017. Additionally, one-time severance and restructuring costs of $2.2 million were recorded in the three months ended April 3, 2017.
Domestic Company Stores. Total revenues for the Domestic Company Stores segment increased $0.1 million in the three months ended April 3, 2017 compared to the three months ended March 28, 2016, primarily due to an increase in the number of Company-owned stores year-over-year, partially offset by a decline in comparable store sales of 9.9%.
Adjusted EBITDA for the Domestic Company Stores segment decreased $0.6 million in the three months ended April 3, 2017, compared to the three months ended March 28, 2016, as a result of increased costs for labor and occupancy, partially offset by a slight increase in revenue.
International. Total revenues for the International segment decreased for the three months ended April 3, 2017, compared to the three months ended March 28, 2016, primarily due to a decrease in franchise and development fees as a result of fewer new stores opening in the three months ended April 3, 2017, compared to the three months ended March 28, 2016.
Adjusted EBITDA for the International segment increased for the three months ended April 3, 2017, compared to the three months ended March 28, 2016, primarily due to reductions in selling, general and administrative costs and a decrease in franchise and development fees as indicated previously.

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
As of April 3, 2017, we had Cash and cash equivalents of $0.4 million and $20.0 million of available borrowings under a revolving credit facility, of which $4.4 million was drawn. As of April 3, 2017, we had $109.6 million of outstanding indebtedness. Principal payments under our Senior Credit Facility are due on the last day of each fiscal quarter through the life of the Senior Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of April 3, 2017, we were in compliance with all of our covenants and other obligations under our Senior Credit Facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing, and financing activities for the periods presented:

	Three Months Ended
(in thousands)	April 3, 2017	March 28, 2016
Cash flows from operating activities	$(486)	$1,433
Cash flows from investing activities	(1,052)	(5,488)
Cash flows from financing activities	(82)	(2,331)
Total cash flows	$(1,620)	$(6,386)
Cash Flows from Operating Activities
Net cash used by operating activities of $0.5 million for the three months ended April 3, 2017, resulted primarily from a net loss of $5.4 million, adjusted for items such as depreciation and amortization and changes in operating assets and liabilities.

Cash Flows from Investing Activities
Net cash used by investing activities was $1.1 million for the three months ended April 3, 2017, compared to net cash used of $5.5 million for the three months ended March 28, 2016. The $4.4 million decrease in cash used by investing activities was due primarily to a year-over-year decrease of $4.6 million in capital expenditures for property, plant, and equipment, primarily relating to the opening of Company-owned stores and development of our new e-commerce and online ordering platform during the three months ended March 28, 2016.
Cash Flows from Financing Activities
Net cash used by financing activities was $0.1 million for the three months ended April 3, 2017, compared to net cash used of $2.3 million for the three months ended March 28, 2016. The $2.2 million decrease in net cash used by financing activities was primarily due to an increase in borrowings under our revolving credit facility during the three months ended April 3, 2017.

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
The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments and estimates are identified and described in our annual consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of April 3, 2017, there have been no material changes in our market risk exposure from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. For a discussion of our market risk exposure, please see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments in the legal proceedings described in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2017.
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. A detailed discussion of our risk factors is included under the section title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment. The risk factors and other information included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017, should be carefully considered before making an investment decision relating to our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
During the three months ended April 3, 2017, the Company repurchased the following shares of Common Stock:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 3 to January 31, 2017	—		$—	—	N/A
February 1 to February 28, 2017	—		—	—	N/A
March 1, 2017 to April 3, 2017	14,562	(1)	0.19	—	N/A
Total	14,562		$0.19	—	N/A

(1)
The Company repurchased unvested restricted shares from a former employee whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid by the former employee for the unvested shares.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1*‡	Executive Separation Agreement and Release dated as of March 31, 2017 between Papa Murphy’s Holdings, Inc. and Brandon Solano.
10.2*‡	Executive Separation Agreement and Release dated as of March 29, 2017 between Papa Murphy’s Holdings, Inc. and Jayson Tipp.
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

Date: May 10, 2017