Form 10-Q
period 2017-07-03
Papa Murphy's Holdings, Inc.
filed 2017-08-09
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 3, 2017
OR
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
At August 4, 2017, there were 16,948,969 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Revenues
Franchise royalties	$9,101	$9,538	$19,135	$20,034
Franchise and development fees	837	574	1,438	1,528
Company-owned store sales	18,715	19,470	39,490	40,144
Other	449	312	1,033	1,173
Total revenues	29,102	29,894	61,096	62,879

Costs and Expenses
Store operating costs:
Cost of food and packaging	6,303	6,781	13,518	14,053
Compensation and benefits	5,923	5,577	12,257	11,311
Advertising	2,113	1,897	4,241	4,063
Occupancy	2,314	1,503	4,015	2,878
Other store operating costs	1,955	2,555	4,177	4,846
Selling, general, and administrative	3,408	5,912	20,621	14,967
Depreciation and amortization	2,906	2,915	6,023	5,630
Loss (gain) on disposal or impairment of property and equipment	11,041	(59)	11,050	(5)
Total costs and expenses	35,963	27,081	75,902	57,743
Operating (Loss) Income	(6,861)	2,813	(14,806)	5,136

Interest expense, net	1,286	1,208	2,513	2,387
Other expense, net	48	43	92	85
(Loss) Income Before Income Taxes	(8,195)	1,562	(17,411)	2,664

(Benefit from) provision for income taxes	(2,008)	610	(5,810)	1,070
Net (Loss) Income	$(6,187)	$952	$(11,601)	$1,594

(Loss) earnings per share of common stock
Basic	$(0.37)	$0.06	$(0.69)	$0.10
Diluted	$(0.37)	$0.06	$(0.69)	$0.10
Weighted average common stock outstanding
Basic	16,867,929	16,744,553	16,853,587	16,730,581
Diluted	16,867,929	16,766,587	16,853,587	16,760,578
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	July 3, 2017	January 2, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,539	$2,069
Accounts receivable, net	2,957	5,330
Current portion of notes receivable	73	92
Inventories	809	917
Prepaid expenses and other current assets	2,402	4,708
Total current assets	7,780	13,116
Property and equipment, net	15,677	28,516
Notes receivable, net of current portion	34	57
Goodwill	107,751	108,470
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	33,928	36,313
Other assets	363	398
Total assets	$252,535	$273,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,024	$6,160
Accrued expenses and other current liabilities	8,652	7,503
Current portion of unearned franchise and development fees	1,091	1,358
Current portion of long-term debt	8,400	7,879
Total current liabilities	23,167	22,900
Long-term debt, net of current portion	96,432	100,965
Unearned franchise and development fees, net of current portion	450	410
Deferred tax liability	38,023	44,179
Other long-term liabilities	4,167	3,922
Total liabilities	162,239	172,376
Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,948,969 and 16,955,970 shares issued, respectively)	169	170
Additional paid-in capital	120,334	119,932
Accumulated deficit	(30,207)	(18,606)
Total stockholders’ equity	90,296	101,496
Total liabilities and stockholders’ equity	$252,535	$273,872
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	July 3, 2017	June 27, 2016
Operating Activities
Net (loss) income	$(11,601)	$1,594
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	6,023	5,630
Loss (gain) on disposal/impairment of property and equipment	11,050	(5)
Deferred taxes	(6,156)	232
Stock-based compensation	405	427
Other non-cash items	259	158
Change in operating assets and liabilities
Accounts receivable	2,373	1,984
Prepaid expenses and other assets	1,620	1,072
Unearned franchise and development fees	(226)	(347)
Accounts payable	(1,481)	(3,840)
Accrued expenses and other liabilities	1,398	(1,520)
Net cash from operating activities	3,664	5,385

Investing Activities
Acquisition of property and equipment	(2,259)	(9,533)
Acquisition of stores, less cash acquired	—	(2,449)
Proceeds from sale of stores	2,206	136
Payments received on notes receivable	42	37
Net cash from investing activities	(11)	(11,809)

Financing Activities
Payments on term loan	(5,779)	(3,321)
Advances on revolver	10,500	10,300
Payments on revolver	(8,900)	(7,300)
Repurchases of common stock	(4)	(80)
Proceeds from exercise of stock options	—	293
Payments received on subscription receivables	—	100
Net cash from financing activities	(4,183)	(8)

Net change in cash and cash equivalents	(530)	(6,432)
Cash and Cash Equivalents, beginning of year	2,069	6,867
Cash and Cash Equivalents, end of period	$1,539	$435

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$2,389	$2,243
Cash (received) paid during the period for income taxes	(275)	136
Non-cash Supplemental Disclosures of Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$259	$2,509
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy's Take ‘N’ Bake pizza stores owned by the Company. As of July 3, 2017, the Company had 1,550 stores consisting of 1,507 domestic stores (1,358 franchised stores and 149 Company-owned stores) across 39 states, plus 43 franchised stores in Canada and the United Arab Emirates.
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
Principles of consolidation
The interim unaudited condensed consolidated financial statements include the accounts of Papa Murphy’s Holdings, Inc., its subsidiaries and certain entities which the Company consolidates as variable interest entities. All significant intercompany transactions and balances have been eliminated.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. The new standard, as amended, requires adoption by the first quarter of fiscal 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition Transition Resource Group to clarify the principal versus agent assessment and lead to more consistent application. ASU 2016-08 has the same effective date and transition requirements as ASU 2014-09.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with earlier adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations, but expects there will be an increase in assets and liabilities on its Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material.
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

Note 2 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	July 3, 2017	January 2, 2017
Prepaid media production costs	$—	$606
Prepaid software and support	1,010	985
Prepaid rents	560	622
Prepaid insurance	59	453
Taxes receivable	—	547
Assets held for sale	525	1,406
Advertising cooperative assets, restricted	78	48
Other	170	41
Total prepaid expenses and other current assets	$2,402	$4,708

Note 3 — Property and Equipment
Property and equipment are net of accumulated depreciation of $20.2 million and $17.1 million at July 3, 2017, and January 2, 2017, respectively. Depreciation expense amounted to $1.7 million and $1.7 million during the three months ended

July 3, 2017, and June 27, 2016, respectively. Depreciation expense amounted to $3.6 million and $3.1 million during the six months ended July 3, 2017, and June 27, 2016, respectively.
During the three months ended July 3, 2017, the Company decided to replace its current online ordering system with a new online and mobile ordering system. As part of this decision, the Company recognized an impairment of the software component of its property and equipment of $9.1 million during the three months ended July 3, 2017.
During the three months ended July 3, 2017, the Company made the decision to close 13 underperforming Company-owned stores, 12 of which were closed during the second quarter of 2017. In connection with the closures, the Company recognized asset impairment charges of $1.9 million during the three months ended July 3, 2017, and the remaining $0.5 million of store property and equipment was transferred to assets held for sale on the Company's Condensed Consolidated Balance Sheets.

Note 4 — Divestitures
On May 1, 2017, the Company completed the sale and refranchise of six Company-owned stores in Colorado. On May 8, 2017, the Company completed the sale and refranchise of one Company-owned store in Colorado in an unrelated transaction. The aggregate sale price for the seven stores was $2.5 million, paid in cash, and the Company recognized a pre-tax gain of $0.1 million. In connection with the sale, the buyers paid $0.3 million in franchise fees. The assets sold were classified as assets held for sale on the Company's Condensed Consolidated Balance Sheets. These dispositions did not meet the criteria for accounting as a discontinued operation.

Note 5 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	Domestic Company Stores	Domestic Franchise	Total
Balance at January 2, 2017	$26,924	$81,546	$108,470
Disposition	(719)	—	(719)
Balance at July 3, 2017	$26,205	$81,546	$107,751
There is no goodwill associated with the International segment. The Company has determined that during the three months ended July 3, 2017, there were no triggering events that would require an updated impairment review. The Company recorded goodwill disposals in 2017 from the sale of Company-owned stores to franchise owners.

Note 6 — Intangible Assets
Definite-lived intangible assets are net of accumulated amortization of $29.0 million and $26.6 million as of July 3, 2017, and January 2, 2017, respectively. Amortization expense amounted to $1.2 million and $1.3 million during the three months ended July 3, 2017, and June 27, 2016, respectively. Amortization expense amounted to $2.4 million and $2.5 million during the six months ended July 3, 2017, and June 27, 2016, respectively.

Note 7 — Receivables
Notes Receivable
Notes receivable consist of a note maturing in 2020 that is collateralized by store assets. Changes in the account balance represent amortization payments collected pursuant to the terms of the note.
Accounts Receivable
Allowance for doubtful accounts amounted to $23,000 and $37,000 as of July 3, 2017, and January 2, 2017, respectively.

Note 8 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	July 3, 2017	January 2, 2017
Term loan	$100,100	$105,879
Revolving line of credit	2,400	800
Notes payable	3,000	3,000
Total principal amount of long-term debt	105,500	109,679
Unamortized debt issuance costs	(668)	(835)
Total long-term debt	104,832	108,844
Less current portion	(8,400)	(7,879)
Total long-term debt, net of current portion	$96,432	$100,965
Senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of Papa Murphy’s Holdings, Inc., entered into a $132.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of July 3, 2017, the term loan was subject to the LIBOR rate option at 4.48%. As of July 3, 2017, the revolving credit facility was subject to the LIBOR rate option at 4.46%.
With a maturity date of over one year from July 3, 2017, balances outstanding under the Senior Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $2.1 million due on the last day of each fiscal quarter.
The weighted average interest rate for all borrowings under our Senior Credit Facility for the second quarter of 2017 was 4.29%.
Notes payable
Papa Murphy’s Company Stores, Inc., a wholly owned subsidiary of Papa Murphy’s Holdings, Inc., has a $3.0 million note payable which bears interest at 5.0% and matures in December 2018. This note is subordinated to the Senior Credit Facility.

Note 9 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	July 3, 2017		January 2, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurement
Financial assets
Notes receivable (1)	$107	$103	$149	$150	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
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

Note 10 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	July 3, 2017	January 2, 2017
Accrued compensation and related costs	$3,951	$2,192
Gift cards payable	2,344	3,033
Accrued interest and non-income taxes payable	382	524
Convention fund balance	827	1,025
Advertising cooperative liabilities	148	204
Income taxes payable	75	—
Other	925	525
Total accrued expenses and other current liabilities	$8,652	$7,503

Note 11 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
(Benefit from) provision for income taxes	$(2,008)	$610	$(5,810)	$1,070
(Loss) income before income taxes	(8,195)	1,562	(17,411)	2,664
Effective income tax rate	24.5%	39.1%	33.4%	40.2%
The effective income tax rate for the three months ended July 3, 2017, includes the effect of a switch during the quarter from an expected full year provision rate to a full year benefit rate. The effective income tax rate for the three months ended June 27, 2016, includes the effect of an adjustment for a tax benefit shortfall created by share-based payments at settlement that were made during the period.
The effective income tax rate for the six months ended July 3, 2017, includes the effect of a discrete adjustment for the share-based compensation expense recorded for vesting restricted common shares. The effective tax rate for the six months ended June 27, 2016, includes the effect of an adjustment for a tax benefit shortfall created by share-based payments at settlement that were made during the period.

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

Restricted common shares
Information with respect to restricted stock awards is as follows:

	Number of Shares of Restricted Common Stock		Weighted Average Award Date Fair Value Per Share
	Time Vesting	Market Condition
Unvested, January 2, 2017	30,670	148,946	$2.70
Granted	11,333	—	4.41
Vested	(20,580)	(94,866)	4.78
Repurchased	—	(3,772)	0.19
Unvested, July 3, 2017	21,423	50,308	$4.09
Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
	Time Vesting	Market Condition
Outstanding, January 2, 2017	951,688	171,495	$11.48
Granted	308,000	—	4.01
Forfeited	(506,808)	(83,276)	11.34
Outstanding, July 3, 2017	752,880	88,219	$8.84	8.1 years	$118
Exercisable, July 3, 2017	285,500	—	$11.36	7.2 years	$—
Compensation cost
Stock-based compensation expense recognized in connection with the Incentive Plans for the three months ended July 3, 2017 and June 27, 2016 amounted to $175,000 and $196,000, respectively. Stock-based compensation expense recognized in connection with the Incentive Plans for the six months ended July 3, 2017 and June 27, 2016 amounted to $405,000 and $427,000, respectively.
As of July 3, 2017, the total unrecognized stock-based compensation expense was $1.3 million, with $1.1 million associated with time vesting awards and $0.2 million associated with market condition awards. The remaining weighted average vesting period for unrecognized stock-based compensation expense was 2.2 years as of July 3, 2017.

Note 13 — Advertising Fund
Franchised and Company-owned stores in the United States contribute to an advertising fund that the Company manages on behalf of these stores. In addition, certain suppliers contribute to the advertising fund. Under our franchise agreements and other agreements, contributions received by the advertising fund must be spent on marketing, creative efforts, media support, or other related purposes specified in the agreements and result in no profit recognized. Contributions to the advertising fund are netted against the related expense. Expenditures of the advertising fund are primarily amounts paid to third-parties, but may also include personnel expenses and allocated costs. At each reporting date, to the extent contributions to the advertising fund exceed expenditures on a cumulative basis, the excess contributions are accounted for as a deferred liability and are recorded in accrued expenses in the Company’s Condensed Consolidated Balance Sheets. However, if expenditures exceed contributions on a cumulative basis, the excess is recorded as an expense within selling, general and administrative expenses. In subsequent periods, previously recognized expenses may be recovered if subsequent contributions exceed expenditures.
Information on the Company’s advertising fund balance for the periods reported is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Opening fund balance (deficit)	$(9,872)	$(2,324)	$(1,586)	$(1,200)
Net activity during the period	2,792	387	(5,494)	(737)
Ending fund balance (deficit)	$(7,080)	$(1,937)	$(7,080)	$(1,937)

As of July 3, 2017, previously recognized expenses of $7.1 million may be recovered in future periods if subsequent advertising fund contributions exceed expenditures.

Note 14 — Earnings per Share (EPS)
The number of shares and earnings per share (“EPS”) data for all periods presented are based on the historical weighted-average shares of common stock outstanding. Basic EPS is calculated by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted EPS is calculated using income available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period, which includes unvested restricted common stock and outstanding stock options. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the common shares underlying such securities would have an anti-dilutive effect.
The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Earnings:
Net (loss) income	$(6,187)	$952	$(11,601)	$1,594
Shares:
Weighted average common shares outstanding	16,868	16,745	16,854	16,731
Dilutive effect of restricted equity awards (1)	—	22	—	30
Diluted weighted average number of shares outstanding	16,868	16,767	16,854	16,761
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.37)	$0.06	$(0.69)	$0.10
Diluted (loss) earnings per share	$(0.37)	$0.06	$(0.69)	$0.10

(1)
The Company’s securities that provide a right to receive common stock in the future such as stock options and restricted stock were not included in the computation of diluted EPS for the three and six months ended July 3, 2017, as the effect of including these shares in the calculation would have been anti-dilutive.

For the three months ended July 3, 2017, and June 27, 2016, an aggregated total of 0.9 million shares and 0.5 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive. For the six months ended July 3, 2017, and June 27, 2016, an aggregated total of 1.1 million shares and 0.4 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

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
Lease guarantees
The Company is the guarantor for operating leases of 22 franchised stores that have terms expiring on various dates from January 2018 to November 2021. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of July 3, 2017, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.

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

The following tables summarize information on revenues, segment adjusted EBITDA and assets for each of the Company’s reportable segments and includes a reconciliation of segment adjusted EBITDA to (loss) income before income taxes:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Revenues
Domestic Franchise	$10,292	$10,337	$21,421	$22,552
Domestic Company Stores	18,714	19,470	39,490	40,144
International	96	87	185	183
Total	$29,102	$29,894	$61,096	$62,879
Segment Adjusted EBITDA
Domestic Franchise	$8,491	$6,059	$8,650	$11,349
Domestic Company Stores	363	591	937	1,742
International	91	78	160	142
Total reportable segments adjusted EBITDA	8,945	6,728	9,747	13,233
Corporate and unallocated	(1,062)	(1,043)	(4,538)	(2,552)
Depreciation and amortization	(2,906)	(2,915)	(6,023)	(5,630)
Interest expense, net	(1,286)	(1,208)	(2,513)	(2,387)
CEO transition and restructuring(1)	(131)	—	(2,329)	—
E-commerce impairment(2)	(9,124)	—	(9,124)	—
Store closures(3)	(2,631)	—	(2,631)	—
(Loss) Income Before Income Taxes	$(8,195)	$1,562	$(17,411)	$2,664

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third-party developed and hosted solution.

(3)
Represents primarily non-cash charges associated with the impairment and disposal of store assets upon the decision to close stores, plus lease loss reserves associated with related contractual lease obligations.

(in thousands)	July 3, 2017	January 2, 2017
Total Assets
Domestic Franchise	$119,805	$133,466
Domestic Company Stores	45,403	52,531
International	295	318
Other (1)	87,032	87,557
Total	$252,535	$273,872

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks and taxes receivable.
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

2017 Highlights
Revenue
Total revenues for the three months ended July 3, 2017, compared to the three months ended June 27, 2016, declined 2.6% from $29.9 million to $29.1 million, primarily due to a decline in comparable store sales and the sale of seven company-owned stores during the three months ended July 3, 2017, partially offset by increased fees from refranchising and transfers. Total revenues for the six months ended July 3, 2017, compared to the six months ended June 27, 2016, declined 2.8% from $62.9 million to $61.1 million primarily due to a decline in comparable store sales and lower fees from fewer franchise store openings. Comparable store sales in 2017 compared to 2016 for selected segments were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Domestic Franchise	(4.1)%	(3.7)%	(4.3)%	(3.3)%
Domestic Company Stores	(6.6)%	(6.6)%	(8.4)%	(4.7)%
Total domestic stores	(4.3)%	(4.0)%	(4.7)%	(3.4)%
Comparable store sales for the three and six months ended July 3, 2017 were lower due to a variety of competitive actions, including lower advertising spending in the three months ended July 3, 2017 compared to the same period last year. Results for the six months ended July 3, 2017 were further impacted due to the unsatisfactory results of our first test of national advertising during the first quarter of 2017.
Store Development
Our franchise owners opened 13 stores, including 11 in the United States, in the three months ended July 3, 2017. In the six months ended July 3, 2017, we and our franchise owners opened 20 stores, including 17 in the United States. While we operate a small percentage of stores as Company-owned stores, we expect the majority of our new store expansion to continue to come from new franchised store openings.

Refranchising
During the past several years, we have focused our financial resources on accelerating the build out of several markets with Company-owned stores. Consistent with our strategy, we are now working to refranchise more than 100 of our Company-owned stores to experienced and well-capitalized franchisees who can further grow these markets. In May 2017, we successfully refranchised seven Company-owned stores pursuant to this strategy. Our target is to continue reducing the number of Company-owned stores to no more than 50 stores by 2020.
Company-owned Store Closures
In the second quarter of 2017, we made the decision to close 13 underperforming Company-owned stores, 12 of which were closed during the second quarter of 2017. In connection with the closures, we recognized asset impairment charges of $1.9 million before taxes and recorded lease loss reserves related to remaining contractual lease obligations of $0.7 million before taxes.
National Media
During the first quarter of 2017, we aired a national media campaign for all domestic stores. Several of our markets that historically receive no television media were provided with a few weeks of national cable advertising. This campaign resulted in a large deficit within our advertising fund, of which $2.8 million was recovered during the second quarter of 2017. We anticipate that the remaining $7.1 million advertising fund deficit, as of July 3, 2017, will be recovered over the next 12 to 18 months.
E-commerce
We began the system-wide roll-out of our online ordering platform in early 2016 and have seen positive results to date as the average transaction amount continues to be about 20% higher with online orders than in-store orders. We strategically use online-only promotions communicated through text and email messaging. On June 5, 2017, the Company announced plans to accelerate its convenience strategy by moving to a third-party's platform, which will enable online and mobile ordering to be fully integrated with third-party marketplace and delivery services, where available. As part of the transition, the Company recognized a non-cash charge of $9.1 million before taxes related to the impairment of its current online ordering platform in the three months ended July 3, 2017.

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

The following table sets forth our revenues and segment adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Revenues
Domestic Franchise	$10,292	$10,337	$21,421	$22,552
Domestic Company Stores	18,714	19,470	39,490	40,144
International	96	87	185	183
Total	$29,102	$29,894	$61,096	$62,879
Segment Adjusted EBITDA
Domestic Franchise	$8,491	$6,059	$8,650	$11,349
Domestic Company Stores	363	591	937	1,742
International	91	78	160	142
Total reportable segments adjusted EBITDA	8,945	6,728	9,747	13,233
Corporate and unallocated	(1,062)	(1,043)	(4,538)	(2,552)
Depreciation and amortization	(2,906)	(2,915)	(6,023)	(5,630)
Interest expense, net	(1,286)	(1,208)	(2,513)	(2,387)
CEO transition and restructuring (1)	(131)	—	(2,329)	—
E-commerce impairment(2)	(9,124)	—	(9,124)	—
Store closures(3)	(2,631)	—	(2,631)	—
(Loss) Income Before Income Taxes	$(8,195)	$1,562	$(17,411)	$2,664

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third-party developed and hosted solution.

(3)
Represents primarily non-cash charges associated with the impairment and disposal of store assets upon the decision to close stores, plus lease loss reserves associated with related contractual lease obligations.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended		Six Months Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Domestic store average weekly sales	$10,167	$10,759	$10,656	$11,342
Domestic comparable store sales	(4.3)%	(4.0)%	(4.7)%	(3.4)%
Domestic comparable stores	1,440	1,410	1,440	1,410
System-wide sales (in thousands)	$204,536	$215,253	$430,146	$452,104
System-wide stores	1,550	1,570	1,550	1,570
Adjusted EBITDA (in thousands)	$7,883	$5,685	$5,209	$10,681
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
Store Openings, Closures, Acquisitions, and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquired and divested stores to assess growth in system-wide sales, royalty revenues, and Company-owned store sales. We operate through a footprint of 1,550 stores as of July 3, 2017, of which 90.4% are franchised, located in 39 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the six months ended July 3, 2017.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total
Store count at January 2, 2017	168	1,369	1,537	40	1,577
Openings	—	17	17	3	20
Closings	(12)	(35)	(47)	—	(47)
Net transfers (1)	(7)	7	—	—	—
Store count at July 3, 2017	149	1,358	1,507	43	1,550

(1)	Net transfers are the number of franchised stores acquired by the Company, less the number of Company-owned stores refranchised.
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
Adjusted “EBITDA” is calculated as net (loss) income before interest expense, income taxes, depreciation, and amortization (“EBITDA”) as adjusted for the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net (loss) income, as determined by GAAP, and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
Adjusted EBITDA is a non-GAAP financial measure. Management believes that this financial measure, when viewed with our results of operations in accordance with GAAP and our reconciliation of Adjusted EBITDA to net (loss) income, provides additional information to investors about certain material or unusual items that we do not expect to continue at the same level in the future. By providing this non-GAAP financial measure, we believe we are enhancing investors’ understanding of our business and our results of operations, and assisting investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.
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

The following table provides a reconciliation of our net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Net (Loss) Income	$(6,187)	$952	$(11,601)	$1,594
Depreciation and amortization	2,906	2,915	6,023	5,630
(Benefit from) provision for income taxes	(2,008)	610	(5,810)	1,070
Interest expense, net	1,286	1,208	2,513	2,387
EBITDA	$(4,003)	$5,685	$(8,875)	$10,681
CEO transition and restructuring(1)	131	—	2,329	—
E-commerce impairment(2)	9,124	—	9,124	—
Store closures(3)	2,631	—	2,631	—
Adjusted EBITDA	$7,883	$5,685	$5,209	$10,681

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third-party developed and hosted solution.

(3)
Represents primarily non-cash charges associated with the impairment and disposal of store assets upon the decision to close stores, plus lease loss reserves associated with related contractual lease obligations.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and six months ended July 3, 2017, and June 27, 2016.

	Three Months Ended				Six Months Ended
	July 3, 2017		June 27, 2016		July 3, 2017		June 27, 2016
(in thousands)	$	Total % of Revenues	$	Total % of Revenues	$	Total % of Revenues	$	Total % of Revenues
Revenues
Franchise royalties	$9,101	31.3%	$9,538	32.0%	$19,135	31.3%	$20,034	31.9%
Franchise and development fees	837	2.9%	574	1.9%	1,438	2.4%	1,528	2.4%
Company-owned store sales	18,715	64.3%	19,470	65.1%	39,490	64.6%	40,144	63.8%
Other	449	1.5%	312	1.0%	1,033	1.7%	1,173	1.9%
Total revenues	29,102	100.0%	29,894	100.0%	61,096	100.0%	62,879	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	6,303	21.5%	6,781	22.8%	13,518	22.1%	14,053	22.3%
Compensation and benefits (1)	5,923	20.4%	5,577	18.7%	12,257	20.1%	11,311	18.0%
Advertising (1)	2,113	7.3%	1,897	6.3%	4,241	6.9%	4,063	6.5%
Occupancy (1)	2,314	8.0%	1,503	5.0%	4,015	6.6%	2,878	4.6%
Other store operating costs (1)	1,955	6.7%	2,555	8.5%	4,177	6.8%	4,846	7.7%
Selling, general, and administrative (2)	3,408	11.8%	5,912	19.7%	20,621	33.7%	14,967	23.7%
Depreciation and amortization	2,906	10.0%	2,915	9.8%	6,023	9.9%	5,630	9.0%
Loss (gain) on disposal or impairment of property and equipment	11,041	37.9%	(59)	(0.2)%	11,050	18.1%	(5)	0.0%
Total costs and expenses	35,963	123.6%	27,081	90.6%	75,902	124.2%	57,743	91.8%
Operating (Loss) Income	(6,861)	(23.6)%	2,813	9.4%	(14,806)	(24.2)%	5,136	8.2%
Interest expense, net	1,286	4.4%	1,208	4.1%	2,513	4.1%	2,387	3.9%
Other expense, net	48	0.2%	43	0.1%	92	0.2%	85	0.1%
(Loss) Income Before Income Taxes	(8,195)	(28.2)%	1,562	5.2%	(17,411)	(28.5)%	2,664	4.2%
(Benefit from) provision for income taxes	(2,008)	(6.9)%	610	2.0%	(5,810)	(9.5)%	1,070	1.7%
Net (Loss) Income	(6,187)	(21.3)%	952	3.2%	(11,601)	(19.0)%	1,594	2.5%

(1)
Please see the table presented in Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store sales for the three and six months ended July 3, 2017, and June 27, 2016.

(2)
To the extent the advertising fund expenditures exceed contributions on a cumulative basis, the excess is recorded as an expense within selling, general and administrative expenses. In subsequent periods, previously recognized expenses will be recovered when contributions exceed expenditures on a cumulative basis, resulting in a reduction to selling, general, and administrative expenses. See "Costs and Expenses—Selling, general, and administrative" below for further discussion on current impacts of this policy.

Revenues
Total revenues. In the three months ended July 3, 2017, total revenues decreased compared to the three months ended June 27, 2016, primarily due to a decline in domestic comparable store sales of 4.3%. In the six months ended July 3, 2017, total revenues decreased compared to the six months ended June 27, 2016, primarily due to a decline in domestic comparable store sales of 4.7%.
Franchise royalties. Franchise royalties decreased in the three months ended July 3, 2017, compared to the three months ended June 27, 2016, primarily due to a decline in Domestic Franchise comparable store sales of 4.1% and a reduction in the number of franchised stores period-over-period.
Franchise royalties decreased in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, primarily due to a decline in Domestic Franchise comparable store sales of 4.3% and a reduction in the number of franchised stores period-over-period.
Franchise and development fees. Franchise and development fees increased in the three months ended July 3, 2017, compared to the three months ended June 27, 2016, primarily due to the increase in revenues from store transfer fees.

Franchise and development fees decreased in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, primarily due to reduced revenues from franchised store openings and fewer forfeitures, partially offset by an increase in revenues from store transfer fees.
Company-owned store sales. Company-owned store sales decreased in the three months ended July 3, 2017, compared to the three months ended June 27, 2016, due to a decline in comparable store sales of 6.6% in the three months ended July 3, 2017, compared to the three months ended June 27, 2016, partially offset by an increase in the number of Company-owned stores period-over-period.
Company-owned store sales decreased in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, due a decline in comparable store sales of 8.4% in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, partially offset by an increase in the number of Company-owned stores period-over-period.
Costs and Expenses
Total costs and expenses. Total costs and expenses increased in the three months ended July 3, 2017, compared to the three months ended June 27, 2016, primarily as a result of impairments related to the announced discontinuation of our online ordering system and the closure of certain Company-owned stores. Total costs and expenses increased in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, primarily as a result of the aforementioned impairments and an increase in advertising costs associated with our national media campaign.
Store operating costs. Store operating costs as a percentage of total revenues increased in the three and six months ended July 3, 2017, compared to the three and six months ended June 27, 2016. The following table presents the components of store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended		Six Months Ended
	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Store operating costs as a % of Company-owned store sales:
Cost of food and packaging	33.7%	34.8%	34.2%	35.0%
Compensation and benefits	31.6%	28.6%	31.0%	28.2%
Advertising	11.3%	9.7%	10.7%	10.1%
Occupancy	12.4%	7.7%	10.2%	7.2%
Other store operating costs	10.4%	13.3%	10.7%	12.0%
Total store operating costs	99.4%	94.1%	96.8%	92.5%
Total store operating costs as a percentage of Company-owned store sales increased 530 and 430 basis points overall in the three and six months ended July 3, 2017, compared to the three and six months ended June 27, 2016, due primarily to the effect of Company-owned store portfolio changes in select markets, as further explained below:

•
Occupancy. As a result of the increase in the number of Company-owned stores period-over-period, which was mostly in markets with lower AWS, costs that are primarily fixed at the individual store level, such as Occupancy, increased overall on an absolute dollar basis and as a percentage of Company-owned store sales. Additionally, $0.7 million in net charges were incurred in the three and six months ended July 3, 2017 related to contractual lease obligations associated with store closures.

•
Compensation and benefits. Compensation and benefits as a percentage of Company-owned store sales increased due to an increase in fixed labor costs such as store manager salaries, driven by the increase in the number of Company-owned stores period-over-period, mostly in markets with lower AWS. In addition, increases in the minimum wage has negatively affected several of our established markets.

▪
Other store operating costs. Other store operating costs declined in the three and six months ended July 3, 2017, compared to the three and six months ended June 27, 2016, due primarily to a decrease in store pre-opening costs because the Company has not built or opened any Company-owned stores in 2017.

Selling, general, and administrative. Selling, general, and administrative costs decreased in the three months ended July 3, 2017, compared to the three months ended June 27, 2016, primarily due to the recovery of advertising fund contributions in excess of advertising fund expenses of $2.8 million in the three months ended July 3, 2017 compared to a recovery of $0.4 million in the three months ended June 27, 2016.
Selling, general, and administrative costs increased in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, primarily due to advertising fund expenses associated with our first national media program. Advertising fund expenses exceeded fund contributions by $5.5 million and $0.8 million in the six months ended July 3, 2017 and June 27, 2016, respectively. Since our national media test did not provide the desired results, advertising funds will be redirected back to regional advertising, enhanced with increasing digital media advertising. Additionally, severance and restructuring costs of $2.3 million were recorded in the six months ended July 3, 2017.
In accordance with our accounting policy, when advertising expenditures exceed contributions on a cumulative basis, the change in the fund balance during the period is recorded to selling, general, and administrative costs. The table below shows the impact of the advertising fund on selling, general, and administrative costs and the current advertising fund deficit which we expect to continue to reverse over the next 12 to 18 months.

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2017	June 27, 2016	July 3, 2017	June 27, 2016
Opening fund balance (deficit)	$(9,872)	$(2,324)	$(1,586)	$(1,200)
Net activity during the period	2,792	387	(5,494)	(737)
Ending fund balance (deficit)	$(7,080)	$(1,937)	$(7,080)	$(1,937)
Depreciation and amortization. Depreciation and amortization was largely unchanged in the three months ended July 3, 2017, compared to the three months ended June 27, 2016. Depreciation and amortization increased in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, primarily due to the depreciation associated with an increased number of Company-owned stores and increased capital expenditures for business technology projects.
Interest expense, net. Interest expense, net increased in the three and six months ended July 3, 2017, compared to the three and six months ended June 27, 2016, due to increased average borrowing rates and draws on our revolving credit facility.
Income taxes. Income taxes decreased in the three and six months ended July 3, 2017, compared to the three and six months ended June 27, 2016, due to the impact of a switch during the second quarter of 2017 from an expected full year provision rate to a full year benefit rate.
The effective tax rate for the three months ended July 3, 2017, was 24.5% compared to 39.1% for the three months ended June 27, 2016. The effective tax rate for the six months ended July 3, 2017, was 33.4% compared to 40.2% for the six months ended June 27, 2016. The effective tax rates decreased as a result of switching to a benefit rate from a provision rate and from the negative impact of a discrete adjustment for share-based compensation expense recorded for vesting restricted common shares recorded earlier in the year. Our income taxes have varied from what would be expected from the application of prevailing statutory rates mainly due to the impact of meal and entertainment expenses and share-based compensation expenses.
Segment Results
Domestic Franchise. Total revenues for the Domestic Franchise segment were flat in the three months ended July 3, 2017, compared to the three months ended June 27, 2016. Total revenues for the Domestic Franchise segment decreased $1.1 million in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, primarily due to a decline in Domestic Franchise comparable store sales of 4.3% and a reduction in the number of franchised stores period-over-period.
Adjusted EBITDA for the Domestic Franchise segment increased $2.4 million in the three months ended July 3, 2017, compared to the three months ended June 27, 2016, primarily due to a non-recurring adjustment of $9.1 million resulting from the impairment of our online ordering system recorded in the three months ended July 3, 2017.
Adjusted EBITDA for the Domestic Franchise segment increased $2.7 million in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, primarily due to advertising fund expenses associated with our first national media program and the aforementioned non-recurring adjustment resulting from the impairment of our online ordering system. Advertising fund expenses exceeded fund contributions by $5.5 million and $0.8 million in the six months ended July 3, 2017 and June 27, 2016, respectively. We expect the advertising fund deficit to largely reverse over the next 12 to 18 months. Additionally, severance and restructuring costs of $2.3 million were recorded in the six months ended July 3, 2017.
Domestic Company Stores. Total revenues for the Domestic Company Stores segment decreased $0.8 million in the three months ended July 3, 2017 compared to the three months ended June 27, 2016, primarily due to a decline in comparable store sales of 6.6%, partially offset by an increase in the number of total weeks all Company-owned stores were open period-over-period. Total revenues for the Domestic Company Stores segment decreased $0.7 million in the six months ended July 3, 2017 compared to the six months ended June 27, 2016, primarily due to a decline in comparable store sales of 8.4%, partially offset by an increase in the number of total weeks all Company-owned stores were open period-over-period.
Adjusted EBITDA for the Domestic Company Stores segment decreased $0.2 million in the three months ended July 3, 2017, compared to the three months ended June 27, 2016, as a result of the aforementioned decline in comparable store sales and increased costs for labor and occupancy. Adjusted EBITDA for the Domestic Company Stores segment decreased $0.8 million in the six months ended July 3, 2017, compared to the six months ended June 27, 2016, as a result of the aforementioned decline in comparable store sales and increased costs for labor and occupancy.

International. Total revenues for the International segment were flat for the three and six months ended July 3, 2017, compared to the three and six months ended June 27, 2016.
Adjusted EBITDA for the International segment increased for the three and six months ended July 3, 2017, compared to the three and six months ended June 27, 2016, primarily due to reductions in selling, general and administrative costs.

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
As of July 3, 2017, we had Cash and cash equivalents of $1.5 million and $20.0 million of available borrowings under a revolving credit facility, of which $2.4 million was drawn. As of July 3, 2017, we had $105.5 million of outstanding indebtedness. Principal payments under our Senior Credit Facility are due on the last day of each fiscal quarter through the life of the Senior Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of July 3, 2017, we were in compliance with all of our covenants and other obligations under our Senior Credit Facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing, and financing activities for the periods presented:

	Six Months Ended
(in thousands)	July 3, 2017	June 27, 2016
Cash flows from operating activities	$3,664	$5,385
Cash flows from investing activities	(11)	(11,809)
Cash flows from financing activities	(4,183)	(8)
Total cash flows	$(530)	$(6,432)
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.7 million for the six months ended July 3, 2017, resulted primarily from a net loss of $11.6 million, adjusted for items such as depreciation and amortization, gains and losses on the disposal or impairment of property and equipment, and changes in operating assets and liabilities. The $1.7 million decrease for the six months ended July 3, 2017, compared to the six months ended June 27, 2016, was primarily driven by increased spending on marketing during the first quarter of 2017 related to our first ever national media campaign, offset by increased advertising fee collections and savings in other selling, general and administrative costs
Cash Flows from Investing Activities
Net cash used by investing activities was $11,000 for the six months ended July 3, 2017, compared to net cash used of $11.8 million for the six months ended June 27, 2016. The $11.8 million decrease in cash used by investing activities was due primarily to a period-over-period decrease of $7.3 million in capital expenditures for property, plant, and equipment, primarily relating to the opening of Company-owned stores and development of our new e-commerce and online ordering platform during the six months ended June 27, 2016.
Cash Flows from Financing Activities
Net cash used by financing activities was $4.2 million for the six months ended July 3, 2017, compared to net cash used of $8,000 for the six months ended June 27, 2016. The $4.2 million increase in net cash used by financing activities was primarily due to an increase in payments on our long-term debt, partially offset by reduced borrowings under our revolving credit facility during the six months ended July 3, 2017.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of July 3, 2017, there have been no material changes in our market risk exposure from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. For a discussion of our market risk exposure, please see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017.
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
During the three months ended July 3, 2017, the Company repurchased the following shares of common stock:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4 to April 30, 2017	—		$—	—	N/A
May 1 to May 31, 2017	3,772	(1)	0.19	—	N/A
June 1, 2017 to July 3, 2017	—		—	—	N/A
Total	3,772		$0.19	—	N/A

(1)
The Company repurchased unvested restricted shares from a former employee whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid by the former employee for the unvested shares.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1*‡	Offer Letter dated June 9, 2017 from Papa Murphy's Holdings, Inc. to Weldon Spangler.
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

Date: August 9, 2017