Form 10-Q
period 2017-10-02
Papa Murphy's Holdings, Inc.
filed 2017-11-08
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 2, 2017
OR
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
At November 3, 2017, there were 16,965,461 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Revenues
Franchise royalties	$8,539	$8,834	$27,674	$28,868
Franchise and development fees	310	645	1,748	2,173
Company-owned store sales	17,520	18,705	57,010	58,849
Other	455	335	1,488	1,507
Total revenues	26,824	28,519	87,920	91,397

Costs and Expenses
Store operating costs:
Cost of food and packaging	5,858	6,488	19,376	20,541
Compensation and benefits	5,478	5,748	17,735	17,058
Advertising	1,954	1,727	6,195	5,790
Occupancy	1,390	1,608	5,405	4,487
Other store operating costs	1,967	2,762	6,144	7,608
Selling, general, and administrative	5,595	6,198	26,216	21,165
Depreciation and amortization	2,336	3,137	8,359	8,767
Loss on disposal or impairment of property and equipment	4,327	160	15,377	155
Total costs and expenses	28,905	27,828	104,807	85,571
Operating (Loss) Income	(2,081)	691	(16,887)	5,826

Interest expense, net	1,305	1,201	3,818	3,587
Other expense, net	57	41	149	125
(Loss) Income Before Income Taxes	(3,443)	(551)	(20,854)	2,114

(Benefit from) provision for income taxes	(1,574)	(130)	(7,384)	941
Net (Loss) Income	$(1,869)	$(421)	$(13,470)	$1,173

(Loss) earnings per share of common stock
Basic	$(0.11)	$(0.03)	$(0.80)	$0.07
Diluted	$(0.11)	$(0.03)	$(0.80)	$0.07
Weighted average common stock outstanding
Basic	16,882,193	16,753,292	16,863,122	16,738,151
Diluted	16,882,193	16,753,292	16,863,122	16,772,627
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	October 2, 2017	January 2, 2017
ASSETS
Current Assets
Cash and cash equivalents	$900	$2,069
Accounts receivable, net	3,044	5,330
Current portion of notes receivable	97	92
Inventories	787	917
Prepaid expenses and other current assets	2,917	4,708
Total current assets	7,745	13,116
Property and equipment, net	11,036	28,516
Notes receivable, net of current portion	10	57
Goodwill	107,751	108,470
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	32,779	36,313
Other assets	351	398
Total assets	$246,674	$273,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,757	$6,160
Accrued expenses and other current liabilities	10,412	7,503
Current portion of unearned franchise and development fees	1,063	1,358
Current portion of long-term debt	8,400	7,879
Total current liabilities	24,632	22,900
Long-term debt, net of current portion	92,013	100,965
Unearned franchise and development fees, net of current portion	900	410
Deferred tax liability	36,642	44,179
Other long-term liabilities	3,977	3,922
Total liabilities	158,164	172,376
Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,965,461 and 16,955,970 shares issued, respectively)	170	170
Additional paid-in capital	120,416	119,932
Accumulated deficit	(32,076)	(18,606)
Total stockholders’ equity	88,510	101,496
Total liabilities and stockholders’ equity	$246,674	$273,872
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	October 2, 2017	September 26, 2016
Operating Activities
Net (loss) income	$(13,470)	$1,173
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	8,359	8,767
Loss on disposal/impairment of property and equipment	15,377	155
Deferred taxes	(7,537)	789
Stock-based compensation	489	660
Other non-cash items	341	240
Change in operating assets and liabilities
Accounts receivable	2,285	992
Prepaid expenses and other assets	1,174	824
Unearned franchise and development fees	195	(339)
Accounts payable	(2,028)	(2,120)
Accrued expenses and other liabilities	3,040	(1,841)
Net cash from operating activities	8,225	9,300

Investing Activities
Acquisition of property and equipment	(2,957)	(14,485)
Acquisition of stores, less cash acquired	—	(2,455)
Proceeds from sale of stores	2,206	136
Payments received on notes receivable	42	57
Net cash from investing activities	(709)	(16,747)

Financing Activities
Payments on term loan	(7,879)	(3,321)
Advances on revolver	12,700	14,800
Payments on revolver	(13,500)	(10,700)
Repurchases of common stock	(6)	(84)
Proceeds from exercise of stock options	—	293
Payments received on subscription receivables	—	100
Net cash from financing activities	(8,685)	1,088

Net change in cash and cash equivalents	(1,169)	(6,359)
Cash and Cash Equivalents, beginning of year	2,069	6,867
Cash and Cash Equivalents, end of period	$900	$508

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$3,637	$3,423
Cash (received) paid during the period for income taxes	(246)	138
Non-cash Supplemental Disclosures of Investing and Financing Activities
Acquisition of property and equipment in accounts payable	$568	$1,438
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy's Take ‘N’ Bake pizza stores owned by the Company. As of October 2, 2017, the Company had 1,542 stores consisting of 1,501 domestic stores (1,353 franchised stores and 148 Company-owned stores) across 39 states, plus 41 franchised stores in Canada and the United Arab Emirates.
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
The new revenue standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company anticipates adopting the standard in the first quarter of fiscal year 2018 using the full retrospective method to restate each prior reporting period presented.

The Company anticipates this standard will have a material impact on its consolidated financial statements. While the Company continues to assess all potential impacts of the standard, it currently believes the most significant effects will relate to its: (i) accounting for franchise and development fees, and (ii) accounting for its advertising funds. The Company expects revenue related to its franchise royalties, which are based on a percentage of franchise sales, and revenue from Company-owned restaurants to remain substantially unchanged. Specifically, under the new standard the Company expects to recognize franchise fees ratably over the life of the contract rather than at the time the store is opened or a successive contract commences. In addition, the Company expects to account for advertising fund revenues on a gross basis, instead of net, as the Company has determined that under the new standard, it is the principal since it controls the funds and determines how the funds collected will be spent. The Company also expects that application of the new standard will result in a material increase in its liabilities related to the unrecognized portion of franchise and development fees.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with earlier adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations, but expects there will be a material increase in assets and liabilities on its Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, but does not expect a material impact to its results of operations or cash flows.
The new lease standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company anticipates adopting the standard in the first quarter of fiscal year 2018 using the full retrospective method to restate each prior reporting period presented.
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

Note 2 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	October 2, 2017	January 2, 2017
Prepaid media production costs	$64	$606
Prepaid software and support	751	985
Prepaid rents	553	622
Prepaid insurance	427	453
Taxes receivable	148	547
Assets held for sale	524	1,406
Advertising cooperative assets, restricted	140	48
Other	310	41
Total prepaid expenses and other current assets	$2,917	$4,708

Note 3 — Property and Equipment
Property and equipment are net of accumulated depreciation of $21.2 million and $17.1 million at October 2, 2017, and January 2, 2017, respectively. Depreciation expense amounted to $1.2 million and $1.9 million during the three months ended October 2, 2017, and September 26, 2016, respectively. Depreciation expense amounted to $4.8 million and $5.0 million during the nine months ended October 2, 2017, and September 26, 2016, respectively.
During the nine months ended October 2, 2017, the Company decided to replace its current e-commerce platform. As part of this decision, the Company recognized an impairment of the software component of its property and equipment of $9.1 million during the nine months ended October 2, 2017.
During the nine months ended October 2, 2017, the Company made the decision to close 13 underperforming Company-owned stores. In connection with the closures, the Company recognized asset impairment charges of $1.9 million during the nine months ended October 2, 2017, and the remaining $0.5 million of store property and equipment was transferred to assets held for sale on the Company's Condensed Consolidated Balance Sheets.
As part of the Company's property and equipment impairment review, the Company recorded an impairment of $4.4 million to its Company-owned store assets during the three months ended October 2, 2017.

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

Note 5 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	Domestic Company Stores	Domestic Franchise	Total
Balance at January 2, 2017	$26,924	$81,546	$108,470
Disposition	(719)	—	(719)
Balance at October 2, 2017	$26,205	$81,546	$107,751
There is no goodwill associated with the International segment. The Company has determined that during the three months ended October 2, 2017, there were no triggering events that would require an updated impairment review. The Company recorded goodwill disposals in 2017 from the sale of Company-owned stores to franchise owners.

Note 6 — Intangible Assets
Definite-lived intangible assets are net of accumulated amortization of $30.1 million and $26.6 million as of October 2, 2017, and January 2, 2017, respectively. Amortization expense amounted to $1.1 million and $1.2 million during the three months ended October 2, 2017, and September 26, 2016, respectively. Amortization expense amounted to $3.5 million and $3.8 million during the nine months ended October 2, 2017, and September 26, 2016, respectively.

Note 7 — Receivables
Notes Receivable
Notes receivable consist of a note maturing in 2020 that is collateralized by store assets. Changes in the account balance represent amortization payments collected pursuant to the terms of the note.
Accounts Receivable
Allowance for doubtful accounts amounted to $24,000 and $37,000 as of October 2, 2017, and January 2, 2017, respectively.

Note 8 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	October 2, 2017	January 2, 2017
Term loan	$98,000	$105,879
Revolving line of credit	—	800
Notes payable	3,000	3,000
Total principal amount of long-term debt	101,000	109,679
Unamortized debt issuance costs	(587)	(835)
Total long-term debt	100,413	108,844
Less current portion	(8,400)	(7,879)
Total long-term debt, net of current portion	$92,013	$100,965
Senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of Papa Murphy’s Holdings, Inc., entered into a $132.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of October 2, 2017, the term loan was subject to the LIBOR rate option at 4.5%.
With a maturity date of over one year from October 2, 2017, balances outstanding under the Senior Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $2.1 million due on the last day of each fiscal quarter.
The weighted average interest rate for all borrowings under our Senior Credit Facility for the third quarter of 2017 was 4.5%.
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

Note 9 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	October 2, 2017		January 2, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurement
Financial assets
Notes receivable (1)	$107	$103	$149	$150	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
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

Note 10 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	October 2, 2017	January 2, 2017
Accrued compensation and related costs	$4,814	$2,192
Gift cards payable	2,282	3,033
Accrued interest and non-income taxes payable	426	524
Convention fund balance	1,074	1,025
Advertising cooperative liabilities	239	204
Other	1,577	525
Total accrued expenses and other current liabilities	$10,412	$7,503

Note 11 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
(Benefit from) provision for income taxes	$(1,574)	$(130)	$(7,384)	$941
(Loss) income before income taxes	(3,443)	(551)	(20,854)	2,114
Effective income tax rate	45.7%	23.6%	35.4%	44.5%
The effective income tax rate for the three months ended October 2, 2017, includes the effect of certain Federal General Business Credits confirmed during the quarter. The effective income tax rate for the three months ended September 26, 2016, includes the effect of certain permanent adjustments arising from differences between U.S. GAAP and U.S. federal and state income tax law and the relative impact of those adjustments on a small quarterly loss before income taxes.
The effective income tax rate for the nine months ended October 2, 2017, includes the effect of a discrete adjustment for the share-based compensation expense recorded for the vesting of restricted common shares. The effective tax rate for the nine months ended September 26, 2016, includes the effect of an adjustment for a tax benefit shortfall created by share-based payments at settlement that were made during the period.

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

Restricted common shares
Information with respect to restricted stock awards is as follows:

	Number of Shares of Restricted Common Stock		Weighted Average Award Date Fair Value Per Share
	Time Vesting	Market Condition
Unvested, January 2, 2017	30,670	148,946	$2.70
Granted	29,333	—	4.39
Vested	(23,580)	(104,820)	5.16
Repurchased	(1,508)	(3,772)	5.48
Unvested, October 2, 2017	34,915	40,354	$3.36
Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
	Time Vesting	Market Condition
Outstanding, January 2, 2017	951,688	171,495	$11.48
Granted	455,000	—	4.13
Forfeited	(607,240)	(96,701)	10.91
Outstanding, October 2, 2017	799,448	74,794	$8.11	8.2 years	$695
Exercisable, October 2, 2017	278,727	—	$11.11	7.0 years	$19
Compensation cost
Stock-based compensation expense recognized in connection with the Incentive Plans for the three months ended October 2, 2017 and September 26, 2016 amounted to $0.1 million and $0.2 million, respectively. Stock-based compensation expense recognized in connection with the Incentive Plans for the nine months ended October 2, 2017 and September 26, 2016 amounted to $0.5 million and $0.7 million, respectively.
As of October 2, 2017, the total unrecognized stock-based compensation expense was $1.2 million, with $1.0 million associated with time vesting awards and $0.2 million associated with market condition awards. The remaining weighted average vesting period for unrecognized stock-based compensation expense was 2.1 years as of October 2, 2017.

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
Information on the Company’s advertising fund balance for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Opening fund deficit	$(7,080)	$(1,937)	$(1,586)	$(1,200)
Net activity during the period	1,677	15	(3,817)	(722)
Ending fund deficit	$(5,403)	$(1,922)	$(5,403)	$(1,922)

As of October 2, 2017, previously recognized expenses of $5.4 million may be recovered in future periods if subsequent advertising fund contributions exceed expenditures.

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
The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Earnings:
Net (loss) income	$(1,869)	$(421)	$(13,470)	$1,173
Shares:
Weighted average common shares outstanding	16,882	16,753	16,863	16,738
Dilutive effect of restricted equity awards (1)	—	—	—	34
Diluted weighted average number of shares outstanding	16,882	16,753	16,863	16,773
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.11)	$(0.03)	$(0.80)	$0.07
Diluted (loss) earnings per share	$(0.11)	$(0.03)	$(0.80)	$0.07

(1)
The Company’s securities that provide a right to receive common stock in the future such as stock options and restricted stock were not included in the computation of diluted EPS for the three and nine months ended October 2, 2017, as the effect of including these shares in the calculation would have been anti-dilutive.

For the three months ended October 2, 2017, and September 26, 2016, an aggregated total of 0.7 million shares and 1.2 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive. For the nine months ended October 2, 2017, and September 26, 2016, an aggregated total of 1.0 million shares and 0.6 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

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
The Company has entered into operating leases that it has subleased to two franchised stores. These operating leases have minimum base rent terms, contingent rent terms if individual franchised store sales exceed certain levels and have terms expiring on various dates from May 2020 to August 2020.
Lease guarantees
The Company is the guarantor for operating leases of 21 franchised stores that have terms expiring on various dates from January 2018 to November 2021. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of October 2, 2017, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.

Legal proceedings
Except as set forth below, there have been no material developments in the legal proceedings described in Part I, Item 3, of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2017.
The Company currently is subject to litigation with a group of its franchise owners. In January 2014, six franchise owner groups claimed that the Company misrepresented its sales volumes, made false representations to them and charged excess advertising fees, among other things. The Company engaged in mediation with these franchise owners, which is required under the terms of their franchise agreements, in order to address and resolve their claims, but was unable to reach a settlement agreement. On April 4, 2014, a total of 12 franchise owner groups, including those franchise owners that previously made the allegations described above, filed a lawsuit against the Company in the Superior Court in Clark County, Washington, making essentially the same allegations for violation of the Washington Franchise Investment Protection Act, fraud, negligent misrepresentation and breach of contract and seeking declaratory and injunctive relief, as well as monetary damages. Based on motions filed by the Company in that lawsuit, the court ruled on July 9, 2014, that certain of the plaintiffs’ claims under the anti-fraud and nondisclosure provisions of the Washington Franchise Investment Protection Act should be dismissed and that certain other claims in the case would need to be more specifically alleged. The court also ruled that the six franchise owner groups who had not mediated with the Company prior to filing the lawsuit must mediate with the Company in good faith, and that their claims shall be stayed until they have done so.
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
In October 2014, the Company engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, the Company reached resolution with 13 of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending.
In February 2015, the remaining franchise owner groups in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of the Company's former and current franchise sales staff as additional individual defendants. In September 2016, the remaining 15 franchise owner groups in the consolidated lawsuits filed an amended complaint to add a claim under the Washington Consumer Protection Act based on substantially the same allegations as the prior claims, to re-plead claims under the Washington Franchise Investment Protection Act that had previously been dismissed, and to dismiss Dan Harmon as a defendant.
In June 2017, the Company, members of its board of directors and the plaintiffs each filed motions for summary judgment. A hearing on the summary judgment motions was held on October 13, 2017.
In July 2017, the Company engaged in mediation with the remaining 15 franchise owner groups in the consolidated lawsuits. As a result of that mediation and other efforts, the Company reached resolution with five of the remaining franchise owner groups, and their claims have either been dismissed or dismissal is pending.
The Company continues to believe the allegations in this litigation lack merit and, for those plaintiffs with whom the Company is unable to reach resolution, it will continue to vigorously defend its interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. The Company provides no assurance that it will be successful in its defense of these lawsuits; however, it does not currently expect the cost of resolving them to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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
The following tables summarize information on revenues, segment adjusted EBITDA and assets for each of the Company’s reportable segments and include a reconciliation of segment adjusted EBITDA to (loss) income before income taxes:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Revenues
Domestic Franchise	$9,227	$9,725	$30,648	$32,276
Domestic Company Stores	17,520	18,705	57,010	58,849
International	77	89	262	272
Total	$26,824	$28,519	$87,920	$91,397
Segment Adjusted EBITDA
Domestic Franchise	$6,131	$4,968	$14,782	$16,317
Domestic Company Stores	365	(197)	1,303	1,545
International	62	80	222	222
Total reportable segments adjusted EBITDA	6,558	4,851	16,307	18,084
Corporate and unallocated	(1,261)	(1,064)	(5,800)	(3,616)
Depreciation and amortization	(2,336)	(3,137)	(8,359)	(8,767)
Interest expense, net	(1,305)	(1,201)	(3,818)	(3,587)
CEO transition and restructuring(1)	(190)	—	(2,519)	—
E-commerce impairment(2)	—	—	(9,124)	—
Store closures and impairments(3)	(4,446)	—	(7,078)	—
Litigation settlements(4)	(463)	—	(463)	—
(Loss) Income Before Income Taxes	$(3,443)	$(551)	$(20,854)	$2,114

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Represents impairment of our e-commerce platform based on the decision to move to a third-party developed and hosted solution.

(3)
Represents non-cash charges associated with the disposal or impairment of store assets upon the determination that the book value of certain stores was higher than the fair value of those stores, plus lease buyouts and reserves for the residual contractual lease obligations on closed stores.

(4)	Payments and accruals made towards franchisee litigation settlements.

(in thousands)	October 2, 2017	January 2, 2017
Total Assets
Domestic Franchise	$119,151	$133,466
Domestic Company Stores	40,047	52,531
International	289	318
Other (1)	87,187	87,557
Total	$246,674	$273,872

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks and taxes receivable.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2017 is a 52-week period ending on January 1, 2018, and fiscal year 2016 was a 53-week period ended on January 2, 2017.

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, financing resources, business strategies and priorities, e-commerce initiatives, shift in mix of marketing efforts, decrease in the advertising fund deficit over future periods, resolution of litigation and claims, expansion and growth opportunities, the number and mix of new store openings, our refranchising initiative, reduction in the number of Company-owned stores, adoption of new accounting standards, our qualification as an “emerging growth company,” exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
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

2017 Highlights
Revenue
Total revenues for the three months ended October 2, 2017, compared to the three months ended September 26, 2016, declined 5.9% from $28.5 million to $26.8 million, primarily due to a decline in Company-owned store sales attributable to the refranchising of seven and closure of 12 Company-owned stores during the second quarter of 2017, and the closure of one Company-owned store during the three months ended October 2, 2017. Total revenues were further impacted by negative comparable store sales as noted below and a decline in franchise and development fees. Total revenues for the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, declined 3.8% from $91.4 million to $87.9 million primarily due to the same causes as for the decline in total revenues for the three months ended October 2, 2017. Comparable store sales in 2017 compared to 2016 for selected segments were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Domestic Franchise	(4.2)%	(5.6)%	(4.3)%	(4.0)%
Domestic Company Stores	(2.7)%	(7.7)%	(6.6)%	(5.6)%
Total domestic stores	(4.1)%	(5.8)%	(4.5)%	(4.1)%
Comparable store sales for the three and nine months ended October 2, 2017 were lower due to a variety of competitive actions, including lower advertising expenditures in the three months ended October 2, 2017 compared to the same period last year. Results for the nine months ended October 2, 2017 were further impacted due to the unsatisfactory results of our first test of national advertising during the first quarter of 2017.

Store Development
Our franchise owners opened nine stores, including eight in the United States, in the three months ended October 2, 2017. In the nine months ended October 2, 2017, we and our franchise owners opened 29 stores, including 25 in the United States. While we operate a small percentage of stores as Company-owned stores, we expect the majority of our new store expansion to continue to come from new franchised store openings.
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
Company-owned Store Closures
In the second quarter of 2017, we made the decision to close 13 underperforming Company-owned stores, 12 of which were closed during the second quarter of 2017, and one at the start of the third quarter of 2017. In connection with the closures, we recognized asset impairment charges of $1.9 million before taxes and recorded lease loss reserves related to remaining contractual lease obligations of $0.7 million before taxes.
Company-owned Store Asset Impairment
In the third quarter of 2017, as part of our impairment analysis of the book value of the property and equipment associated with our Company-owned stores, it was determined that the book value of our stores in four markets was higher than the fair value of the stores located in those markets. Accordingly, we recognized an asset impairment charge of $4.4 million before taxes during the third quarter of 2017.
National Media
During the first quarter of 2017, we aired a national media campaign for all domestic stores. Several of our markets that historically received no television media were provided with a few weeks of national cable advertising. This test campaign resulted in a large deficit within our advertising fund, of which $1.7 million was recovered during the third quarter of 2017. We anticipate that the remaining $5.4 million advertising fund deficit, as of October 2, 2017, will be recovered over the next 12 to 18 months.
E-commerce
We began the system-wide roll-out of an e-commerce platform in early 2016 and have seen positive results to date as the average transaction amount continues to be about 20% higher with online orders than in-store orders. We strategically use online-only promotions communicated through text and email messaging. On June 5, 2017, the Company announced plans to accelerate its convenience strategy by moving to a third-party's platform, which will also enable online and mobile ordering to be fully integrated with third-party marketplace and delivery services, where available. As part of the transition, the Company recognized a non-cash charge of $9.1 million before taxes related to the impairment of its current e-commerce platform in the second quarter of 2017.

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

Our measure of segment performance changed beginning in fiscal year 2017. Previously, segment operating income was used as the measure of segment performance. Our Chief Operating Decision Maker (“CODM”) now uses segment adjusted EBITDA as the primary measure of segment performance to allocate resources. The CODM believes this measure provides an enhanced basis for consistently measuring segment performance against operational objectives and strategies.
The following table sets forth our revenues and segment adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Revenues
Domestic Franchise	$9,227	$9,725	$30,648	$32,276
Domestic Company Stores	17,520	18,705	57,010	58,849
International	77	89	262	272
Total	$26,824	$28,519	$87,920	$91,397
Segment Adjusted EBITDA
Domestic Franchise	$6,131	$4,968	$14,782	$16,317
Domestic Company Stores	365	(197)	1,303	1,545
International	62	80	222	222
Total reportable segments adjusted EBITDA	6,558	4,851	16,307	18,084
Corporate and unallocated	(1,261)	(1,064)	(5,800)	(3,616)
Depreciation and amortization	(2,336)	(3,137)	(8,359)	(8,767)
Interest expense, net	(1,305)	(1,201)	(3,818)	(3,587)
CEO transition and restructuring (1)	(190)	—	(2,519)	—
E-commerce impairment(2)	—	—	(9,124)	—
Store closures and impairments(3)	(4,446)	—	(7,078)	—
Litigation settlements(4)	(463)	—	(463)	—
(Loss) Income Before Income Taxes	$(3,443)	$(551)	$(20,854)	$2,114

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Represents impairment of our e-commerce platform based on the decision to move to a third-party developed and hosted solution.

(3)
Represents non-cash charges associated with the disposal or impairment of store assets upon the determination that the book value of certain stores was higher than the fair value of those stores, plus lease buyouts and reserves for the residual contractual lease obligations on closed stores.

(4)	Payments and accruals made toward franchisee litigation settlements.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended		Nine Months Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Domestic store average weekly sales	$9,695	$9,819	$10,339	$10,829
Domestic comparable store sales	(4.1)%	(5.8)%	(4.5)%	(4.1)%
Domestic comparable stores	1,448	1,418	1,448	1,418
System-wide sales (in thousands)	$192,903	$199,318	$623,049	$651,422
System-wide stores	1,542	1,582	1,542	1,582
Adjusted EBITDA (in thousands)	$5,297	$3,787	$10,507	$14,468
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
Store Openings, Closures, Acquisitions, and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquired and divested stores to assess growth in system-wide sales, royalty revenues, and Company-owned store sales. We operate through a footprint of 1,542 stores as of October 2, 2017, of which 90.4% are franchised, located in 39 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the nine months ended October 2, 2017.

	Domestic Company Stores	Domestic Franchise	Total Domestic	International	Total
Store count at January 2, 2017	168	1,369	1,537	40	1,577
Openings	—	25	25	4	29
Closings	(13)	(48)	(61)	(3)	(64)
Net transfers (1)	(7)	7	—	—	—
Store count at October 2, 2017	148	1,353	1,501	41	1,542

(1)
Net transfers are the number of franchised stores acquired by the Company, less the number of Company-owned stores refranchised. During this period, the Company refranchised seven Company-owned stores and did not acquire any franchised stores.

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
Adjusted EBITDA is calculated as net (loss) income before interest expense, income taxes, depreciation, and amortization (“EBITDA”) as adjusted for the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net (loss) income, as determined by GAAP, and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
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
The following table provides a reconciliation of our net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Net (Loss) Income	$(1,869)	$(421)	$(13,470)	$1,173
Depreciation and amortization	2,336	3,137	8,359	8,767
(Benefit from) provision for income taxes	(1,574)	(130)	(7,384)	941
Interest expense, net	1,305	1,201	3,818	3,587
EBITDA	$198	$3,787	$(8,677)	$14,468
CEO transition and restructuring(1)	190	—	2,519	—
E-commerce impairment(2)	—	—	9,124	—
Store closures and impairments(3)	4,446	—	7,078	—
Litigation settlements(4)	463	—	463	—
Adjusted EBITDA	$5,297	$3,787	$10,507	$14,468

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Represents impairment of our e-commerce platform based on the decision to move to a third-party developed and hosted solution.

(3)
Represents non-cash charges associated with the disposal or impairment of store assets upon the determination that the book value of certain stores was higher than the fair value of those stores, plus lease buyouts and reserves for the residual contractual lease obligations on closed stores.

(4)	Payments and accruals made toward franchisee settlements.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and nine months ended October 2, 2017, and September 26, 2016.

	Three Months Ended				Nine Months Ended
	October 2, 2017		September 26, 2016		October 2, 2017		September 26, 2016
(in thousands)	$	Total % of Revenues	$	Total % of Revenues	$	Total % of Revenues	$	Total % of Revenues
Revenues
Franchise royalties	$8,539	31.8%	$8,834	30.9%	$27,674	31.5%	$28,868	31.6%
Franchise and development fees	310	1.2%	645	2.3%	1,748	2.0%	2,173	2.4%
Company-owned store sales	17,520	65.3%	18,705	65.6%	57,010	64.8%	58,849	64.4%
Other	455	1.7%	335	1.2%	1,488	1.7%	1,507	1.6%
Total revenues	26,824	100.0%	28,519	100.0%	87,920	100.0%	91,397	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	5,858	21.9%	6,488	22.7%	19,376	22.1%	20,541	22.5%
Compensation and benefits (1)	5,478	20.4%	5,748	20.2%	17,735	20.2%	17,058	18.7%
Advertising (1)	1,954	7.3%	1,727	6.1%	6,195	7.0%	5,790	6.3%
Occupancy (1)	1,390	5.2%	1,608	5.6%	5,405	6.1%	4,487	4.9%
Other store operating costs (1)	1,967	7.3%	2,762	9.7%	6,144	7.0%	7,608	8.3%
Selling, general, and administrative (2)	5,595	20.9%	6,198	21.7%	26,216	29.8%	21,165	23.1%
Depreciation and amortization	2,336	8.7%	3,137	11.0%	8,359	9.5%	8,767	9.6%
Loss on disposal or impairment of property and equipment	4,327	16.1%	160	0.6%	15,377	17.5%	155	0.2%
Total costs and expenses	28,905	107.8%	27,828	97.6%	104,807	119.2%	85,571	93.6%
Operating (Loss) Income	(2,081)	(7.8)%	691	2.4%	(16,887)	(19.2)%	5,826	6.4%
Interest expense, net	1,305	4.8%	1,201	4.2%	3,818	4.3%	3,587	4.0%
Other expense, net	57	0.2%	41	0.1%	149	0.2%	125	0.1%
(Loss) Income Before Income Taxes	(3,443)	(12.8)%	(551)	(1.9)%	(20,854)	(23.7)%	2,114	2.3%
(Benefit from) provision for income taxes	(1,574)	(5.8)%	(130)	(0.4)%	(7,384)	(8.4)%	941	1.0%
Net (Loss) Income	(1,869)	(7.0)%	(421)	(1.5)%	(13,470)	(15.3)%	1,173	1.3%

(1)
Please see the table presented in Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store sales for the three and nine months ended October 2, 2017, and September 26, 2016.

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

Revenues
Total revenues. In the three months ended October 2, 2017, total revenues decreased compared to the three months ended September 26, 2016, primarily due to a decline in Company-owned store sales attributable to the refranchising of seven and closure of 12 Company-owned stores during the second quarter of 2017, and the closure of one Company-owned store during the three months ended October 2, 2017. Total revenues were further impacted by a decline in domestic comparable store sales of 4.1% and a decline in franchise and development fees. In the nine months ended October 2, 2017, total revenues decreased compared to the nine months ended September 26, 2016, primarily due to the decrease in store counts as mentioned above and a decline in domestic comparable store sales of 4.5%.
Franchise royalties. Franchise royalties decreased in the three months ended October 2, 2017, compared to the three months ended September 26, 2016, primarily due to a decline in Domestic Franchise comparable store sales of 4.2% and a reduction in the number of franchised stores period-over-period.

Franchise royalties decreased in the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, primarily due to a decline in Domestic Franchise comparable store sales of 4.3% and a reduction in the number of franchised stores period-over-period.
Franchise and development fees. Franchise and development fees decreased in the three months ended October 2, 2017, compared to the three months ended September 26, 2016, primarily due to a decline in revenues from successive franchise agreements and a decline in initial franchise fees as a result of the opening of fewer franchised stores. Franchise and development fees decreased in the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, primarily due to a decline in revenues from successive franchise agreements and a decline in initial franchise fees as a result of the opening of fewer franchised stores, partially offset by an increase in revenues from store transfer fees.
Company-owned store sales. Company-owned store sales decreased in the three months ended October 2, 2017, compared to the three months ended September 26, 2016, due to a decline in comparable store sales of 2.7% in the three months ended October 2, 2017, compared to the three months ended September 26, 2016, and a decrease in the number of Company-owned stores, period-over-period.
Company-owned store sales decreased in the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, due a decline in comparable store sales of 6.6% in the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, and a decrease in the number of Company-owned stores, period-over-period.
Costs and Expenses
Total costs and expenses. Total costs and expenses increased in the three months ended October 2, 2017, compared to the three months ended September 26, 2016, primarily due to the impairment of property and equipment at Company-owned stores, partially offset by advertising fund contributions in excess of advertising fund expenses of $1.7 million and a decline in depreciation and amortization expense mostly due to the impairments recognized in the second quarter of 2017 related to our e-commerce platform and the closing of 13 company-owned stores.
Total costs and expenses increased in the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, primarily as a result of the significant impairments related to (a) property and equipment at Company-owned stores, (b) the e-commerce platform, and (c) the closing of 13 company-owned stores, in addition to advertising fund expenses greater than advertising fund contributions by $3.8 million, primarily due to advertising costs associated with the first test of national advertising in the first quarter of 2017.
Store operating costs. Store operating costs as a percentage of total revenues decreased and increased in the three and nine months ended October 2, 2017, respectively, compared to the three and nine months ended September 26, 2016. The following table presents the components of store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended		Nine Months Ended
	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Store operating costs as a % of Company-owned store sales:
Cost of food and packaging	33.4%	34.7%	34.0%	34.9%
Compensation and benefits	31.3%	30.7%	31.1%	29.0%
Advertising	11.2%	9.2%	10.9%	9.8%
Occupancy	7.9%	8.6%	9.5%	7.6%
Other store operating costs	11.2%	14.8%	10.7%	13.0%
Total store operating costs	95.0%	98.0%	96.2%	94.3%

Total store operating costs as a percentage of Company-owned store sales decreased 300 basis points and increased 190 basis points overall in the three and nine months ended October 2, 2017, respectively, compared to the three and nine months ended September 26, 2016, due primarily to the effect of Company-owned store portfolio changes in select markets and as further explained below:

•
Occupancy. The decrease in occupancy costs as a percentage of Company-owned store sales during the three months ended October 2, 2017, compared to the three months ended September 26, 2016 is primarily a result of the closing of stores that had occupancy costs as a percentage of store sales that were higher than the system average.

The increase in occupancy costs as a percentage of Company-owned store sales during the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016 is primarily a result of lease buyouts or reserves for contractual lease obligations associated with store closures.

•
Compensation and benefits. Compensation and benefits as a percentage of Company-owned store sales increased in the three and nine months ended October 2, 2017, compared to the three and nine months ended September 26, 2016, due to fixed labor costs such as store manager salaries representing a larger portion of compensation in lower volume stores. In addition, increases in the minimum wage have negatively affected several of our established markets.

▪
Other store operating costs. Other store operating costs declined in the three and nine months ended October 2, 2017, compared to the three and nine months ended September 26, 2016, due primarily to a decrease in store pre-opening costs since we have not built or opened any Company-owned stores in 2017.

▪
Advertising costs. Advertising costs increased in the three and nine months ended October 2, 2017 compared to the three and nine months ended September 26, 2016 due primarily to spending on our first test of national advertising.

Selling, general, and administrative. Selling, general, and administrative costs decreased in the three months ended October 2, 2017, compared to the three months ended September 26, 2016, primarily due to the recovery of advertising fund contributions in excess of advertising fund expenses of $1.7 million in the three months ended October 2, 2017 compared to a recovery of $15,000 in the three months ended September 26, 2016.
Selling, general, and administrative costs increased in the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, primarily due to advertising fund expenses incurred in the first quarter of 2017 associated with our first test of a national media campaign. Advertising fund expenses exceeded fund contributions by $3.8 million and $0.7 million in the nine months ended October 2, 2017 and September 26, 2016, respectively. Since our test national media campaign did not provide the desired results, advertising funds are being redirected to regional advertising and digital media advertising. Additionally, severance and restructuring costs of $2.5 million were recorded in the nine months ended October 2, 2017.
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

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2017	September 26, 2016	October 2, 2017	September 26, 2016
Opening fund deficit	$(7,080)	$(1,937)	$(1,586)	$(1,200)
Net activity during the period	1,677	15	(3,817)	(722)
Ending fund deficit	$(5,403)	$(1,922)	$(5,403)	$(1,922)
Depreciation and amortization. Depreciation and amortization decreased in the three and nine months ended October 2, 2017, compared to the three and nine months ended September 26, 2016, primarily due to a reduction in Company-owned stores period-over-period and the impairment of our current e-commerce platform.
Interest expense, net. Interest expense, net increased in the three and nine months ended October 2, 2017, compared to the three and nine months ended September 26, 2016, due to increased average borrowing rates and draws on our revolving line of credit .
Income taxes. The benefit from income taxes increased in the three and nine months ended October 2, 2017, compared to the three and nine months ended September 26, 2016, due primarily to a change in income (loss) before income taxes.
The effective income tax rate for the three months ended October 2, 2017, was 45.7% compared to 23.6% for the three months ended September 26, 2016. The effective income tax rate increased primarily due to the effect in the three months ended September 26, 2016 of certain permanent adjustments arising from differences between U.S. GAAP and U.S. federal and state income tax law and the relative impact of those adjustments on a small quarterly loss before income taxes.
The effective tax rate for the nine months ended October 2, 2017, was 35.4% compared to 44.5% for the nine months ended September 26, 2016. The effective income tax rate decreased as a result of switching to a benefit rate from a provision rate and from the negative impact of a discrete adjustment for share-based compensation expense recorded for the vesting of restricted common shares recorded earlier in the year. Our income taxes have varied from what would be expected from the application of prevailing statutory rates mainly due to the impact of meal and entertainment expenses and share-based compensation expenses.
Segment Results
Domestic Franchise. Total revenues for the Domestic Franchise segment decreased $0.5 million and $1.6 million in the three and nine months ended October 2, 2017, respectively, compared to the three and nine months ended September 26, 2016, primarily due to a decline in Domestic Franchise comparable store sales of 4.2% and 4.3% and a reduction in the number of franchised stores period-over-period.
Adjusted EBITDA for the Domestic Franchise segment increased $1.2 million in the three months ended October 2, 2017, compared to the three months ended September 26, 2016, primarily due to advertising fund contributions in excess of advertising fund expenses of $1.7 million.
Adjusted EBITDA for the Domestic Franchise segment decreased $1.5 million in the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, primarily due to advertising fund expenses associated with our first test of national advertising. Advertising fund expenses exceeded fund contributions by $3.8 million and $0.7 million in the nine months ended October 2, 2017 and September 26, 2016, respectively. We expect the advertising fund deficit to largely reverse over the next 12 to 18 months.
Domestic Company Stores. Total revenues for the Domestic Company Stores segment decreased $1.2 million in the three months ended October 2, 2017 compared to the three months ended September 26, 2016, primarily due to a decline in comparable store sales of 2.7% and a reduction in the number of Company-owned stores period-over-period. Total revenues for the Domestic Company Stores segment decreased $1.8 million in the nine months ended October 2, 2017 compared to the nine months ended September 26, 2016, primarily due to a decline in comparable store sales of 6.6% and a reduction in the number of Company-owned stores period-over-period.
Adjusted EBITDA for the Domestic Company Stores segment increased $0.6 million in the three months ended October 2, 2017, compared to the three months ended September 26, 2016, primarily as a result of a reduction in new store pre-opening costs resulting from a decrease in new store openings period-over-period, partially offset by the aforementioned decline in comparable store sales and increased costs for labor and occupancy. Adjusted EBITDA for the Domestic Company Stores segment decreased $0.2 million in the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, primarily as a result of the aforementioned decline in comparable store sales and increased costs for labor and occupancy.
International. Total revenues for the International segment decreased for the three and nine months ended October 2, 2017, compared to the three and nine months ended September 26, 2016 primarily as a result of a reduction in franchise fees from fewer franchised store openings in the three and nine months ended October 2, 2017, compared to the three and nine months ended September 26, 2016.
Adjusted EBITDA for the International segment decreased for the three months ended October 2, 2017, compared to the three months ended September 26, 2016, primarily due to the aforementioned reductions in franchise fees from fewer franchised store openings. Adjusted EBITDA for the International segment remained flat for the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, primarily due to the aforementioned reductions in franchise fees from fewer franchised store openings, offset by reductions in selling, general and administrative costs.

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
As of October 2, 2017, we had Cash and cash equivalents of $0.9 million and $20.0 million of available borrowings under a revolving line of credit, of which $0 was drawn. As of October 2, 2017, we had $101.0 million of outstanding indebtedness.

Principal payments under our Senior Credit Facility are due on the last day of each fiscal quarter through the life of the Senior Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of October 2, 2017, we were in compliance with all of our covenants and other obligations under our Senior Credit Facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing, and financing activities for the periods presented:

	Nine Months Ended
(in thousands)	October 2, 2017	September 26, 2016
Cash flows from operating activities	$8,225	$9,300
Cash flows from investing activities	(709)	(16,747)
Cash flows from financing activities	(8,685)	1,088
Total cash flows	$(1,169)	$(6,359)
Cash Flows from Operating Activities
Net cash provided by operating activities of $8.2 million for the nine months ended October 2, 2017, resulted primarily from a net loss of $13.5 million, adjusted for items such as depreciation and amortization, gains and losses on the disposal or impairment of property and equipment, and changes in operating assets and liabilities. The $1.1 million decrease for the nine months ended October 2, 2017, compared to the nine months ended September 26, 2016, was primarily driven by increased spending on marketing during the first quarter of 2017 related to our first test of national advertising, partially offset by increased advertising fee collections and savings in other selling, general and administrative costs
Cash Flows from Investing Activities
Net cash used by investing activities was $0.7 million for the nine months ended October 2, 2017, compared to net cash used of $16.7 million for the nine months ended September 26, 2016. The $16.0 million decrease in cash used by investing activities was due primarily to a period-over-period decrease of $11.5 million in capital expenditures for property, plant, and equipment, primarily relating to the opening of Company-owned stores and development of our e-commerce ordering platform during the nine months ended September 26, 2016.
Cash Flows from Financing Activities
Net cash used by financing activities was $8.7 million for the nine months ended October 2, 2017, compared to net cash provided of $1.1 million for the nine months ended September 26, 2016. The $9.8 million increase in net cash used by financing activities was primarily due to an increase in payments on our long-term debt and a net reduction in the outstanding borrowings under our revolving credit facility during the nine months ended October 2, 2017.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, impairment of goodwill and intangible assets, income taxes, advertising expense, and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of this extended transition period, and as a result, we will comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt the standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of October 2, 2017, there have been no material changes in our market risk exposure from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017. For a discussion of our market risk exposure, please see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below, there have been no material developments in the legal proceedings described in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2017.
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
In October 2014, we engaged in mediation with the 22 franchise owner groups who had not previously done so. As a result of that mediation and other efforts, we reached resolution with 13 of the franchise owner groups involved in the consolidated lawsuits, and their claims have either been dismissed or dismissal is pending.
In February 2015, the remaining franchise owner groups in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of our former and current franchise sales staff as additional individual defendants. In September 2016, the remaining 15 franchise owner groups in the consolidated lawsuits filed an amended complaint to add a claim under the Washington Consumer Protection Act based on substantially the same allegations as the prior claims, to re-plead claims under the Washington Franchise Investment Protection Act that had previously been dismissed, and to dismiss Dan Harmon as a defendant.
In June 2017, the Company, members of our board of directors and the plaintiffs each filed motions for summary judgment. A hearing on the summary judgment motions was held on October 13, 2017.
In July 2017, we engaged in mediation with the remaining 15 franchise owner groups in the consolidated lawsuits. As a result of that mediation and other efforts, we reached resolution with five of the remaining franchise owner groups, and their claims have either been dismissed or dismissal is pending.
We continue to believe the allegations in this litigation lack merit and, for those plaintiffs with whom we are unable to reach resolution, we will continue to vigorously defend our interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. We provide no assurance that we will be successful in our defense of these lawsuits; however, we do not currently expect the cost of resolving them to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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
During the three months ended October 2, 2017, the Company repurchased the following shares of common stock:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 4 to July 31, 2017	—		$—	—	N/A
August 1 to August 31, 2017	1,508	(1)	1.42	—	N/A
September 1, 2017 to October 2, 2017	—		—	—	N/A
Total	1,508		$1.42	—	N/A

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

Date: November 8, 2017