Form 10-Q
period 2018-04-02
Papa Murphy's Holdings, Inc.
filed 2018-05-10
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 2, 2018
OR
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
At May 4, 2018, there were 16,975,461 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	April 2, 2018	April 3, 2017
(In thousands, except share and per share data)	(unaudited)	(as adjusted)
Revenues
Franchise related	$16,190	$19,398
Company-owned stores	18,582	20,775
Total revenues	34,772	40,173

Costs and Expenses
Store operating costs:
Cost of food and packaging	6,126	7,215
Compensation and benefits	5,631	6,334
Advertising	1,252	1,712
Occupancy and other store operating costs	3,103	3,701
Selling, general, and administrative	13,013	25,702
Depreciation and amortization	2,141	3,117
Loss on disposal of property and equipment	2	9
Total costs and expenses	31,268	47,790
Operating Income (Loss)	3,504	(7,617)

Interest expense, net	1,292	1,227
Other expense, net	51	43
Income (Loss) Before Income Taxes	2,161	(8,887)

Provision for (benefit from) income taxes	581	(3,680)
Net Income (Loss)	$1,580	$(5,207)

Earnings (loss) per share of common stock
Basic	$0.09	$(0.31)
Diluted	$0.09	$(0.31)
Weighted average common stock outstanding
Basic	16,905,738	16,839,244
Diluted	16,944,894	16,839,244
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	April 2, 2018	January 1, 2018
(In thousands, except par value and share data)	(unaudited)	(as adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$1,519	$2,174
Accounts receivable, net	4,810	3,788
Inventories	819	719
Prepaid expenses and other current assets	2,302	2,281
Total current assets	9,450	8,962
Property and equipment, net	7,978	10,064
Operating lease right of use assets	13,365	16,331
Goodwill	102,596	107,751
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	30,550	31,655
Assets held for sale	8,557	—
Other assets	394	350
Total assets	$259,892	$262,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,596	$5,389
Accrued expenses and other current liabilities	15,423	12,382
Current portion of lease liabilities	2,963	3,382
Current portion of unearned franchise and development fees	1,735	1,564
Current portion of long-term debt	5,600	8,400
Total current liabilities	30,317	31,117
Long-term debt, net of current portion	84,971	86,994
Lease liabilities, net of current portion	13,368	16,296
Unearned franchise and development fees, net of current portion	8,904	10,037
Deferred tax liability	22,355	21,825
Other long-term liabilities	4,070	1,704
Total liabilities	163,985	167,973
Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 16,971,461 and 16,971,461 shares issued, respectively)	170	170
Additional paid-in capital	120,799	120,614
Accumulated deficit	(25,062)	(26,642)
Total stockholders’ equity	95,907	94,142
Total liabilities and stockholders’ equity	$259,892	$262,115
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 2, 2018	April 3, 2017
(In thousands)	(unaudited)	(as adjusted)
Operating Activities
Net income (loss)	$1,580	$(5,207)
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	2,141	3,117
Loss on disposal/impairment of property and equipment	2	9
Deferred taxes	530	(3,746)
Stock-based compensation	185	230
Other non-cash items	79	83
Change in operating assets and liabilities
Accounts receivable	(1,023)	2,051
Prepaid expenses and other assets	444	922
Unearned franchise and development fees	(962)	(72)
Accounts payable	(785)	1,141
Accrued expenses and other liabilities	2,061	837
Net cash from operating activities	4,252	(635)

Investing Activities
Acquisition of property and equipment	(80)	(930)
Proceeds from sale of property and equipment	73	—
Payments received on notes receivable	—	27
Net cash from investing activities	(7)	(903)

Financing Activities
Payments on term loan	(4,900)	(3,679)
Advances on revolver	—	5,300
Payments on revolver	—	(1,700)
Repurchases of common stock	—	(3)
Net cash from financing activities	(4,900)	(82)

Net change in cash and cash equivalents	(655)	(1,620)
Cash and Cash Equivalents, beginning of period	2,174	2,069
Cash and Cash Equivalents, end of period	$1,519	$449

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,277	$1,137
Cash paid (received) during the period for income taxes	$—	$(330)
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of Business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy's Take ‘N’ Bake pizza stores owned by the Company. As of April 2, 2018, the Company had 1,504 stores consisting of 1,464 domestic stores (1,319 franchised stores and 145 Company-owned stores) across 39 states, plus 40 franchised stores in Canada and the United Arab Emirates.
Substantially all of the Company’s revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the Company’s opinion, all necessary adjustments, consisting of only normal recurring adjustments, have been made for the fair statement of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2018.
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
Fiscal Year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal years 2018 and 2017 are 52-week years. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. References to fiscal 2018 and 2017 are references to fiscal years ending December 31, 2018 and ended January 1, 2018, respectively.
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
Revenue from Contracts with Customers
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) as of January 2, 2018. The Company adopted the new standard using the full retrospective method and elected applicable practical expedients on adoption. Accordingly, previously reported financial information has been restated to reflect the application of the new standard to all comparative periods presented.
Adoption of ASU 2014-09 had a material impact on the Company's interim unaudited condensed consolidated financial statements. The most significant impacts relate to the: (i) accounting for franchise and development fees, and (ii) accounting for the Company's advertising fund (the "Brand Marketing Fund" or "BMF") and Convention fund (with the BMF, the “Brand Funds”). Specifically, under the new standard the Company recognizes franchise fees ratably over the life of the contract rather than at the time the store is opened or a successive contract commences. Revenue related to the Company's franchise royalties, which are based on a percentage of franchise sales, and revenue from Company-owned stores remain substantially unchanged.
The Company has determined that ASU 2014-09 requires a gross presentation on the Company's Condensed Consolidated Statements of Operations for revenues and related expenses of the BMF and convention fund. These funds exist solely for the purpose of promoting the Papa Murphy's brand in the U.S. While this change will materially affect the gross amount of reported revenues and expenses, the effect will generally be an offsetting increase to both revenues and expenses with no net effect on previously reported Operating Income (Loss) and Net Income (Loss).
Refer to Impacts to Reported Results below for more detailed effects of adoption on the Company’s financial statements and refer to Note 9 — Revenue for more information on our accounting for revenue.
Leases
The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) as of January 2, 2018, concurrent with the adoption of the new revenue standard. The Company adopted this standard using the modified retrospective approach and elected the available practical expedients on adoption. Accordingly, previously reported financial information has been restated to reflect the application of the new standard to all comparative periods presented.
Adoption of the new standard had a material impact on the Company’s interim unaudited condensed consolidated financial statements. The most significant impacts related to the (i) recognition of right-of-use ("ROU") assets and lease liabilities for operating leases, and (ii) changes in occupancy costs and impairment losses related to prior year store closures and impairments. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. A loss is recognized when the ROU asset is impaired in connection with the impairment of a store's assets due to economic or other factors.
Refer to Impacts to Reported Results below for more detailed effects of adoption on the Company’s financial statements and refer to Note 10 — Leases for more information on our accounting for leases.
Other standards adopted
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320) (“ASU 2016-15”), which clarifies the presentation of certain cash receipts and cash payments in the statement of cash flows. The Company adopted the standard on January 2, 2018. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.
In preparation for the adoption of the above standards, the Company implemented internal controls and key system functionality to enable the preparation of financial information in accordance with the standards.
Recent Accounting Pronouncements Not Yet Adopted
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

Impacts to Reported Results
Adoption of the standards related to revenue recognition and leases affected the Company's previously reported results as follows:

Statement of Operations	Three Months Ended April 3, 2017
	(unaudited)
(in thousands, except earnings per share)	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted
Total revenues (1)	$31,994	$8,179	$—	$40,173
Store operating costs	19,600	(425)	(213)	18,962
Selling, general, and administrative (1)	17,213	8,506	(17)	25,702
(Benefit from) provision for income taxes	(3,802)	37	85	(3,680)
Net (loss) income	(5,414)	62	145	(5,207)
Diluted (loss) earnings per share	(0.32)	0.00	0.01	(0.31)

(1)
Recognition of advertising revenue and expense on a gross basis instead of a net basis by the Brand Funds comprised $8.0 million of the revenue adjustment and $8.5 million of the expense adjustment under the revenue standard. The revenue adjustment due to the change in method of recognizing franchise and development fees was $0.2 million.

Balance Sheet	January 1, 2018
(in thousands)	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted
Prepaid expenses and other current assets	$2,671	$—	$(390)	$2,281
Operating lease right of use assets	—	—	16,331	16,331
Unearned franchise and development fees	1,702	9,899	—	11,601
Accrued expenses and other current liabilities	13,139	(507)	(250)	12,382
Lease liabilities	—	—	19,678	19,678
Deferred tax liability, net	24,457	(2,319)	(313)	21,825
Other long-term liabilities	3,922	—	(2,218)	1,704
Accumulated deficit	(18,613)	(7,073)	(956)	(26,642)
Adoption of the revenue recognition and lease standards did not materially affect cash from or used in operating, financing, or investing cash flows on the Company’s Condensed Consolidated Statements of Cash Flows.
Segment Definitions
As a result of changes in the Company's executive management responsibilities, effective January 2, 2018, the Company changed its reportable segments by combining its domestic and international franchise business into a single Franchise segment and separating its Brand Funds into a separate reportable segment. No changes were made to the Company's Company Stores segment. Management believes this change better reflects the priorities and decision making analysis around the allocation of the Company's resources. Prior period results for the affected segments have been retrospectively revised to reflect this change. See Note 16 — Segment Information for additional information.

Note 2 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	April 2, 2018	January 1, 2018
(in thousands)	(unaudited)	(as adjusted)
Prepaid media production costs	$—	$376
Prepaid software and support	766	223
Prepaid occupancy related costs	276	159
Prepaid insurance	173	377
Taxes receivable	130	182
POS software licenses for resale	368	364
Assets held for sale	341	432
Advertising cooperative assets, restricted	97	4
Other	151	164
Total prepaid expenses and other current assets	$2,302	$2,281

Note 3 — Property and Equipment
Property and equipment are net of accumulated depreciation of $20.4 million and $21.9 million at April 2, 2018, and January 1, 2018, respectively. Depreciation expense amounted to $1.0 million and $1.9 million during the three months ended April 2, 2018, and April 3, 2017, respectively.

Note 4 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	Company Stores	Franchise	Total
Balance at January 1, 2018	$26,205	$81,546	$107,751
Allocated to assets held for sale	(5,155)	—	(5,155)
Balance at April 2, 2018	$21,050	$81,546	$102,596
There is no goodwill associated with the Brand Funds segment. The Company has determined that during the three months ended April 2, 2018, there were no triggering events that would require an updated impairment review. The Company has allocated a portion of its goodwill in the Company Stores segment to assets being held for sale (see Note 17 — Subsequent Events).

Note 5 — Intangible Assets
Definite-lived intangible assets are net of accumulated amortization of $31.3 million and $30.2 million as of April 2, 2018, and January 1, 2018, respectively. Amortization expense amounted to $1.1 million and $1.2 million during the three months ended April 2, 2018, and April 3, 2017, respectively.

Note 6 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	April 2, 2018	January 1, 2018
Term loan	$88,000	$92,900
Notes payable	3,000	3,000
Total principal amount of long-term debt	91,000	95,900
Unamortized debt issuance costs	(429)	(506)
Total long-term debt	90,571	95,394
Less current portion	(5,600)	(8,400)
Total long-term debt, net of current portion	$84,971	$86,994
Senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of Papa Murphy’s Holdings, Inc., entered into a $132.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of April 2, 2018, the term loan bears interest at a rate of 5.1% per annum based on the LIBOR rate option plus the applicable margin.
With a maturity date of over one year from April 2, 2018, balances outstanding under the Senior Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $2.1 million due on the last day of each fiscal quarter.
The weighted average interest rate for all borrowings under the Senior Credit Facility for the first quarter of 2018 was 4.9%.
Notes payable
Papa Murphy’s Company Stores, Inc., a wholly owned subsidiary of Papa Murphy’s Holdings, Inc., has a $3.0 million note payable which bears interest at a rate of 5.0% per annum and matures in December 2018. This note is subordinated to the Senior Credit Facility.

Note 7 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	April 2, 2018		January 1, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurement
Financial assets
Notes receivable (1)	$97	$86	$97	$88	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
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

Note 8 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	April 2, 2018	January 1, 2018
(in thousands)	(unaudited)	(as adjusted)
Accrued compensation and related costs	$3,632	$3,902
Accrued legal settlement costs	7,700	3,940
Gift cards payable	2,154	2,676
Accrued interest and non-income taxes payable	489	461
Convention fund balance	580	841
Advertising cooperative liabilities	151	60
Lease liabilities held for sale	450	—
Other	267	502
Total accrued expenses and other current liabilities	$15,423	$12,382
Accrued legal settlement costs increased since January 1, 2018 due to a $3.7 million accrual for legal settlement costs related to the lawsuit from franchise owners as discussed in Note 15 — Commitments and Contingencies. Included in Accounts receivable, net is an insurance receivable equal to 75% of the anticipated settlement.

Note 9 — Revenue
The Company owns and franchises Papa Murphy's Take ‘N’ Bake Pizza stores. Revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive for those goods or services. The following are the principal activities from which the Company earns revenue:
Company-owned Stores Revenue
Company-owned stores revenue consists of retail sales of food through Company-owned stores located in the United States. Company-owned stores revenue is recognized when the food items are delivered to or carried out by customers. Customer payments are generally collected at the time of sale. Sales taxes collected from customers are remitted to the appropriate taxing authority and are not recognized as revenue.
Franchise Revenues
The franchise arrangement between the Company and each franchise owner of a Papa Murphy's Take ‘N’ Bake Pizza store is documented in the form of a franchise agreement and, in select cases, a development agreement. The franchise arrangement requires the Company as franchisor to perform various activities to support the Papa Murphy's Take ‘N’ Bake Pizza brand and does not involve the direct transfer of goods and services to the franchise owner as a customer. Activities performed by the Company are highly interrelated with the franchise license and are considered to represent a single performance obligation, which is the transfer of the franchise license. The nature of the Company's promise in granting the franchise license is to provide the franchise owner with access to the brand's intellectual property over the term of the franchise arrangement.
The transaction price in a standard franchise arrangement consists of (a) franchise/development fees; (b) continuing franchise fees (royalties); and (c) advertising fees. Since the Company considers the franchise license to be a single performance obligation, no allocation of the transaction price under a standard agreement is performed for revenue recognition purposes. However, if additional separate and distinct goods or services are included with a franchise arrangement and are deemed to be additional performance obligations, the total transaction price of the contract is allocated to each performance obligation based on the stand-alone selling price of each performance obligation.
Franchise revenues are recognized by the Company from the following different sources:

•
Royalty revenues. Royalty revenues, which includes advertising fees from domestic franchise stores, are based on a percentage of sales and are recognized when the food items are delivered to or carried out by customers. Payments for domestic royalties and advertising fees are generally due and collected within seven days of the prior week end date. Payments for international royalties are due and collected within 30 days of month-end.

•
Franchise and development fees. Franchise and development fees are paid in advance of a store opening, typically when entering into a new franchise or development agreement. Fees allocated to the franchise license are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement. Initial franchise agreement terms are typically ten years while successive agreement terms are typically five years. The Company has determined that these fees, which are paid in advance of when they are recognized as revenue, do not contain a significant financing component.

•
E-commerce fees. E-commerce fees include point-of-sale (“POS”) support fees and transaction fees for purchases made through the Company's e-commerce platform. POS support fees are due quarterly in advance and recognized as revenue over the respective quarter. Transaction fees are recognized when the food items purchased from a store are delivered to or carried out by customers and are due and collected within seven days of the prior week end date.

•
Vendor payments. Vendor payments are received from vendors that supply franchised and Company-owned stores with products and are typically based on the volume of product purchased by the stores. Revenues from the sale of products are recognized when product is shipped from a distribution center to a store. Payments are due and collected within 30 days after month-end.

•
Marketing kits. The Company charges domestic stores for marketing materials shipped to stores one to three times per quarter. These products are sold at cost and the revenues from their sale are recognized when the product is shipped by the vendors producing the kits. Payments are due and collected within 30 days of shipment.

The timing of revenue recognition may differ from the timing of payment from customers. We record a receivable when revenue is recognized in advance of payment, and a contract liability (“unearned revenue”), when revenue is recognized subsequent to payment. Unearned revenue consists mainly of franchise and development fees paid in advance. A refund liability is recorded when it is known that an amount previously received will be refunded instead of recognized as revenue. The Company does not incur a significant amount of contract acquisition costs in conducting its franchising activities and has not capitalized any such costs.
Revenue by Category
The following series of tables present revenue disaggregated by several categories for the periods reported.
Revenues by contract type were as follows:

	Three Months Ended April 2, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$9,461	$—	$3,840	$13,301
Franchise fees	740	—	—	740
Vendor payments	—	—	1,117	1,117
E-commerce fees	546	—	—	546
Other franchise and brand	23	—	463	486
Company-owned stores	—	18,582	—	18,582
Total revenues	10,770	18,582	5,420	34,772
Intersegment revenues	992	—	465	1,457
Reconciliation to business segment revenues	$11,762	$18,582	$5,885	$36,229

	Three Months Ended April 3, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$10,033	$—	$5,916	$15,949
Franchise fees	756	—	—	756
Vendor payments	—	—	1,342	1,342
E-commerce fees	557	—	—	557
Other franchise and brand	27	—	767	794
Company-owned stores	—	20,775	—	20,775
Total revenues	11,373	20,775	8,025	40,173
Intersegment revenues	63	—	477	540
Reconciliation to business segment revenues	$11,436	$20,775	$8,502	$40,713
Revenues by geographic location were as follows:

	Three Months Ended April 2, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$10,690	$18,582	$5,420	$34,692
International	80	—	—	80
Total revenues	$10,770	$18,582	$5,420	$34,772

	Three Months Ended April 3, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$11,267	$20,775	$8,025	$40,067
International	106	—	—	106
Total revenues	$11,373	$20,775	$8,025	$40,173
Contract Balances
Changes in the balances of contract liabilities (unearned revenue) during the periods reported were as follows:

(in thousands)	Contract Liabilities
Balance at January 1, 2018	$11,151
Revenue recognized that was included in the balance at the beginning of the period	(727)
Cash received, net of amounts recognized as revenue during the period	345
Contract refunds	(130)
Balance at April 2, 2018	$10,639
The Company had a refund liability of $0.4 million and $0.5 million as of April 2, 2018 and January 1, 2018, respectively. Receivables from contracts with customers included in Accounts receivable, net were $1.9 million as of April 2, 2018 and $3.1 million as of January 1, 2018, respectively.

The following table includes estimated franchise fee revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of April 2, 2018 (in thousands):

Fiscal year	2018	$1,199
	2019	1,540
	2020	1,393
	2021	1,226
	2022	1,055
	Thereafter	4,226
	Total	$10,639

Note 10 — Leases
The Company leases the property for its corporate headquarters, Company-owned stores, and certain office equipment. The Company is not a party to leases for franchise locations except for two locations that operate under a sublease and a few leases assigned to franchisees when stores were refranchised wherein it remains secondarily liable (see Lease guarantees below). The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and operating lease liabilities in the Condensed Consolidated Balance Sheets. The Company currently has no finance leases.
ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company's leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets also exclude lease incentives received. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For certain equipment leases, such as copiers, the Company accounts for the lease and non-lease components as a single lease component.
Lease terms for Company-owned stores are generally five years with one or more five-year renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. The Company's leases have remaining lease terms of 1 to 11 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Economic performance of a store is the primary factor used to estimate whether an option to extend a lease term will be exercised or not.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense for the periods reported are as follows:

	Three Months Ended
	April 2, 2018	April 3, 2017
(in thousands)	(unaudited)	(as adjusted)
Operating lease cost	$1,046	$1,161
Short-term lease cost	14	7
Variable lease cost	1	15
Sublease income	(18)	(21)
Total lease cost	$1,043	$1,162
Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
(in thousands)	April 2, 2018	April 3, 2017
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,222	$1,212
Right-of-use assets obtained in exchange for new operating lease liabilities	—	92
Weighted-average remaining lease term of operating leases	5.7 years	6.7 years
Weighted-average discount rate of operating leases	5.97%	5.97%

Future minimum lease payments under non-cancelable leases as of April 2, 2018 are as follows (in thousands):

Fiscal year	2018	$3,622
	2019	5,022
	2020	4,078
	2021	2,676
	2022	1,760
	Thereafter	3,317
	Total future minimum lease payments	20,475
	Less imputed interest	(1,760)
	Less lease liabilities held for sale(1)	$(2,384)
	Total Lease Liabilities	$16,331

(1)
Lease liabilities held for sale includes $0.5 million reported in Accrued expenses and other current assets (see Note 8 — Accrued Expenses and Other Current Liabilities) and $1.9 million reported in Other long-term liabilities in the Company's Condensed Consolidated Balance Sheets.

As of January 1, 2018, the Company had no operating leases that had not yet commenced.
Lease guarantees
The Company is the guarantor for operating leases of 21 franchised stores that have terms expiring on various dates from April 2018 to November 2022. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of April 2, 2018, the Company does not believe it is probable it would be required to perform under the outstanding guarantees.

Note 11 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended
	April 2, 2018	April 3, 2017
(in thousands)	(unaudited)	(as adjusted)
Provision for (benefit from) income taxes	$581	$(3,680)
Income (loss) before income taxes	2,161	(8,887)
Effective income tax rate	26.9%	41.4%
The effective income tax rate for the three months ended April 2, 2018 includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes and the relative impact of those differences on a small quarterly income. The effective tax rate for the three months ended April 3, 2017, includes the effect of a discrete adjustment for the share-based compensation expense recorded for vesting restricted common shares.

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

Restricted common shares
Information with respect to restricted stock awards is as follows:

	Number of Shares of Restricted Common Stock		Weighted Average Award Date Fair Value Per Share
	Time Vesting	Market Condition
Unvested, January 1, 2018	34,898	40,354	$3.44
Vested	(13,143)	—	4.71
Unvested, April 2, 2018	21,755	40,354	$3.17
Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
	Time Vesting	Market Condition
Outstanding, January 1, 2018	949,115	158,127	$7.60
Forfeited	(79,104)	—	9.24
Outstanding, April 2, 2018	870,011	158,127	$7.47	8.0 years	$239
Exercisable, April 2, 2018	341,166	—	$9.72	6.6 years	$60
Compensation cost
Stock-based compensation expense recognized in connection with the Incentive Plans for each of the three month periods ended April 2, 2018 and April 3, 2017 amounted to $0.2 million, respectively.
As of April 2, 2018, total unrecognized stock-based compensation expense was $1.3 million, with $1.0 million associated with time vesting awards and $0.3 million associated with market condition awards. The remaining weighted average period for unrecognized stock-based compensation expense was 2.4 years as of April 2, 2018.

Note 13 — Brand Marketing Fund
The Company manages the BMF on behalf of all Papa Murphy's stores in the United States. The Company is committed under its franchise and other agreements to spend revenues of the BMF on marketing, creative efforts, media support, or related purposes specified in the agreements. Contributions to the BMF are recognized as revenue, while expenditures are included in selling, general, and administrative expenses. Expenditures of the BMF are primarily amounts paid to third-parties, but may also include personnel expenses and allocated costs. At each reporting date, to the extent contributions to the BMF exceed expenditures on a cumulative basis, the excess contributions are recorded in accrued expenses in the Company’s Condensed Consolidated Balance Sheets. While no profit is recognized on amounts received by the BMF, when expenditures exceed contributions to the BMF on a cumulative basis, income from operations and net income may be affected due to the timing of when revenues are received and expenses are incurred.
Information on the Company’s BMF balances for the periods reported is as follows:

	Three Months Ended
	April 2, 2018	April 3, 2017
(in thousands)	(unaudited)	(as adjusted)
Opening fund deficit	$(5,461)	$(1,071)
Net activity during the period	(401)	(8,342)
Ending fund deficit	$(5,862)	$(9,413)
As of April 2, 2018, previously recognized expenses of $5.9 million may be recovered in future periods if subsequent BMF contributions exceed expenditures.

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
The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended
	April 2, 2018	April 3, 2017
(in thousands, except per share data)	(unaudited)	(as adjusted)
Earnings:
Net income (loss)	$1,580	$(5,207)
Shares:
Weighted average common shares outstanding	16,906	16,839
Dilutive effect of restricted equity awards	39	—
Diluted weighted average number of shares outstanding	16,945	16,839
Earnings (loss) per share:
Basic earnings (loss) per share	$0.09	$(0.31)
Diluted earnings (loss) per share	$0.09	$(0.31)
For the three months ended April 2, 2018, and April 3, 2017, an aggregated total of 0.6 million shares and 1.4 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

Note 15 — Commitments and Contingencies
Legal proceedings
The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of business. The company accrues a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility (within the meaning of Accounting Standards Codification (“ASC”) 450) that losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, the Company discloses the additional loss or range of loss.
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
In April 2018, the Company reached resolution with four of the remaining franchise owner groups, conditioned upon dismissal of their claims.
The Company is named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 7, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges the Company failed to comply with the requirements of the Telephone Consumer Protection Act ("TCPA") when it sent SMS text messages to consumers. Mr. Lennartson asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. On October 14, 2016, the Federal Communications Commission ("FCC") granted the Company a limited waiver from the TCPA’s written consent requirements for certain text messages that it sent up through October 16, 2013 to individuals who, like Mr. Lennartson, provided written consent prior to October 16, 2013. On October 20, 2016, the Company filed a motion for summary judgment seeking dismissal. On October 27, 2016, Mr. Lennartson filed a motion seeking to extend the time to respond to the summary judgment motion on the basis that he intends to appeal the FCC’s waiver. On November 4, 2016, the Court granted Mr. Lennartson’s motion to continue his response to the Company’s summary judgment motion until he could complete his appeal of the FCC’s waiver order. In addition, on January 9, 2017, Mr. Lennartson filed an amended complaint adding additional plaintiffs, some of whom provided consent after October 16, 2013, and who are therefore differently situated from Mr. Lennartson, as well as additional Washington state law claims. On October 27, 2017, plaintiffs moved to certify their putative class, which the Company opposed, and on November 22, 2017, the Company moved for summary judgment on all of plaintiffs’ claims. The Court issued a stay of the case for 30 days while the parties pursued settlement negotiations. On April 23, 2018, the parties entered into a Settlement Agreement and Release and plaintiffs filed a Motion and Memorandum for Preliminary Approval of Settlement with the Court. The Settlement Agreement, subject to necessary court approvals and other conditions, will result in the final resolution of the lawsuit; however, the Company provides no assurance that the final settlement agreement will be approved by the Court, or that the lawsuit will be finally resolved. The Company has recorded a contingent liability of $3.9 million related to this lawsuit. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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

Note 16 — Segment Information
As a result of changes in the Company's executive management responsibilities, effective January 2, 2018, the Company changed its reportable segments by combining its domestic and international franchise business into a single Franchise segment and separating its Brand Funds business into a separate reportable segment. No changes were made to the Company's Company Stores segment. Management believes this change better reflects the priorities and decision making analysis around the allocation of the Company's resources. Prior period results for the affected segments have been retrospectively revised to reflect this change.
The Company now has the following reportable segments: (i) Franchise; (ii) Company Stores; and (iii) Brand Funds. The Franchise segment includes operations with respect to franchised stores and derives its revenues primarily from franchise and development fees and franchise royalties from franchised stores. The Company Stores segment includes operations with respect to Company-owned stores and derives its revenues from retail sales of pizza and side items to the general public. The Brand Funds segment includes the Brand Marketing Fund and the Company's Convention Fund.
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
The following tables summarize information on revenues, adjusted EBITDA and assets for each of the Company’s reportable segments and include a reconciliation of segment adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended
	April 2, 2018	April 3, 2017
(in thousands)	(unaudited)	(as adjusted)
Revenues
Franchise	$11,762	$11,436
Company Stores	18,582	20,775
Brand Funds	5,885	8,502
Total business segment revenues	36,229	40,713
Intersegment eliminations	(1,457)	(540)
Total	$34,772	$40,173

	Three Months Ended
	April 2, 2018	April 3, 2017
(in thousands)	(unaudited)	(as adjusted)
Segment Adjusted EBITDA
Franchise	$7,287	$8,687
Company Stores	1,074	788
Brand Funds	(238)	(8,342)
Total reportable segments adjusted EBITDA	8,123	1,133
Corporate and unallocated	(987)	(3,478)
Depreciation and amortization	(2,141)	(3,117)
Interest expense, net	(1,292)	(1,227)
CEO transition and restructuring costs(1)	(244)	(2,198)
Litigation contingency(2)	(940)	—
E-commerce transition costs(3)	(358)	—
Income (Loss) Before Income Taxes	$2,161	$(8,887)

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Accruals made for franchisee litigation settlements.

(3)	Non-recurring costs incurred to complete the transition to a new e-commerce platform.

	April 2, 2018	January 1, 2018
(in thousands)	(unaudited)	(as adjusted)
Total Assets
Franchise	$121,117	$121,179
Company Stores	51,561	53,226
Brand Funds	72	509
Other(1)	87,142	87,201
Total	$259,892	$262,115

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks and taxes receivable.

Note 17 — Subsequent Events
On April 17, 2018, the Company signed a purchase and sale agreement to refranchise 18 Company-owned stores in Colorado. Under the terms of the agreement, the aggregate sale price for the stores is approximately $7.7 million, inclusive of franchise fees. The Denver area stores are expected to transfer in May 2018 and the Colorado Springs area stores in July 2018. This disposition did not meet the criteria for accounting as a discontinued operation. The components of the assets and liabilities being sold and their classification on the Company's Condensed Consolidated Balance Sheets are as follows:

(in thousands)	Balance sheet location	April 2, 2018
Property and equipment, net	Assets held for sale	$1,139
Operating lease right-of-use assets	Assets held for sale	2,224
Goodwill	Assets held for sale	5,155
Other assets	Assets held for sale	39
Current portion of lease liabilities	Accrued expenses and other current liabilities	450
Lease liabilities, net of current portion	Other long-term liabilities	1,934
Under the Company's Senior Credit Facility, net proceeds after taxes from the sale of Company-owned stores must be used to repay amounts outstanding on the Senior Credit Facility when proceeds of a transaction exceed $500,000 or proceeds from all dispositions exceed $1 million in any fiscal year. Accordingly, the assets held for sale associated with this transaction are reported as non-current assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2018 is a 52-week period ending on December 31, 2018, and fiscal year 2017 was a 52-week period ended on January 1, 2018.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, financing resources, business strategies and priorities, shift in mix of marketing efforts, resolution of litigation and claims, expansion and growth opportunities, the mix of new store openings, our refranchising initiative, reduction in the number of Company-owned stores, timing for the completion of pending dispositions of Company-owned stores, adoption of new accounting standards and the estimated effect of those new standards, our qualification as an “emerging growth company,” exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

2018 Highlights
Revenue
Total revenues for the three months ended April 2, 2018, compared to the three months ended April 3, 2017, declined 13.4% from $40.2 million to $34.8 million, due to a (a) decline in Company-owned store sales attributable to the refranchising of seven and closure of 16 Company-owned stores in 2017 after April 3, 2017, and (b) a decline in royalties and advertising fees due to negative comparable store sales as noted below and a net decline of 39 franchise stores. Comparable store sales in 2018 compared to 2017 for selected segments were as follows:

	Three Months Ended
	April 2, 2018	April 3, 2017
Franchise	(4.0)%	(4.5)%
Company Stores	(2.7)%	(9.9)%
Total	(3.9)%	(5.0)%
Comparable store sales for the three months ended April 2, 2018 were lower due to a variety of competitive actions, including lower advertising expenditures in the three months ended April 2, 2018 compared to the same period last year.
Refranchising
In recent years, we had focused our financial resources on accelerating the build out of several markets with Company-owned stores. Consistent with our strategy, we are now working to refranchise a significant number of our Company-owned stores to experienced and well-capitalized franchisees who can further grow these markets. On April 17, 2018, we signed a purchase and sale agreement to refranchise 18 Company-owned stores in Colorado. Our target is to continue reducing the number of Company-owned stores to no more than 50 stores by 2020.
Store Development
During the three months ended April 2, 2018, our franchise owners opened four stores, all in the United States, and we did not open any Company-owned stores. While we operate some stores as Company-owned stores, we expect the majority of our new store expansion to continue to come from new franchised store openings.
E-commerce
We began the system-wide roll-out of an e-commerce platform in early 2017 and have seen positive results to date as the average transaction amount continues to be about 20% higher for online orders than for in-store orders. We strategically use online-only promotions communicated through text and email messaging. On March 15, 2018, we completed our switchover to a third-party's e-commerce platform as previously announced to accelerate progress on our convenience strategy. The new platform enables online and mobile ordering to be fully integrated with third-party marketplace and delivery services, where available. As part of the transition, we incurred $358,000 in non-recurring conversion costs during the three months ended April 2, 2018.
Accounting Standards
We adopted the new accounting standards for revenue recognition and leases effective January 2, 2018. These new standards had a material impact on our condensed consolidated financial statements. Beginning in fiscal year 2018, our financial results reflect adoption of the standards with prior periods restated accordingly. The retrospective adoption of the revenue and lease standards increased our net income by $207,000 for the three months ended April 3, 2017, approximately $0.01 per diluted share. Refer to Recently Adopted Accounting Standards under Note 1 — Description of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended
	April 2, 2018	April 3, 2017
Store average weekly sales	$10,874	$11,033
Comparable store sales	(3.9)%	(5.0)%
Comparable stores	1,469	1,472
System-wide sales (in thousands)	$213,759	$225,610
System-wide stores	1,504	1,566
Adjusted EBITDA (in thousands)	$7,136	$(2,345)

Average Weekly Sales
Average Weekly Sales (“AWS”) consists of the average weekly sales of stores over a specified period of time. AWS is calculated by dividing the total net sales of our system-wide stores for the relevant time period by the number of weeks these stores were open in such time period. This measure allows management to assess changes in customer traffic and spending patterns in our stores.
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
Store Openings, Closures, Acquisitions, and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquired and divested stores to assess growth in system-wide sales, royalty revenues, and Company-owned store sales. We operate through a footprint of 1,504 stores as of April 2, 2018, of which 90.4% are franchised, located in 39 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the three months ended April 2, 2018.

	Franchise
	Domestic	International	Total Franchise	Company Stores	Total
Store count at January 1, 2018	1,338	40	1,378	145	1,523
Openings	4	—	4	—	4
Closings	(23)	—	(23)	—	(23)
Store count at April 2, 2018	1,319	40	1,359	145	1,504
EBITDA and Adjusted EBITDA
To supplement our interim unaudited condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we consider certain financial measures that are not prepared in accordance with GAAP. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.
Adjusted EBITDA is calculated as net income (loss) before interest expense, income taxes, depreciation, and amortization (“EBITDA”) as adjusted for the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income (loss), as determined by GAAP, and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
Adjusted EBITDA is a non-GAAP financial measure. Management believes that this financial measure, when viewed with our results of operations in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income (loss), provides additional information to investors about certain material or unusual items that we do not expect to continue at the same level in the future. By providing this non-GAAP financial measure, we believe we are enhancing investors’ understanding of our business and our results of operations, and assisting investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.
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
The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	April 2, 2018	April 3, 2017
Net Income (Loss)	$1,580	$(5,207)
Depreciation and amortization	2,141	3,117
Provision for (benefit from) income taxes	581	(3,680)
Interest expense, net	1,292	1,227
EBITDA	$5,594	$(4,543)
CEO transition and restructuring costs(1)	244	2,198
Litigation settlements(2)	940	—
E-commerce transition costs(3)	358	—
Adjusted EBITDA	$7,136	$(2,345)

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Accruals made for franchisee litigation settlements.

(3)	Non-recurring costs incurred to complete the transition to a new e-commerce platform.

Our Segments
As a result of changes in our executive management responsibilities, effective January 2, 2018 we changed our reportable segments by combining our domestic and international franchise business into a single Franchise segment and separating the Brand Funds business into a separate reportable segment. Management believes this change better reflects the priorities and decision-making analysis around the allocation of our resources. Prior period results for the affected segments have been retrospectively revised to reflect this change.
We operate in three business segments: Franchise, Company Stores, and Brand Funds. Our Franchise segment consists of our franchised stores, our Company Stores segment consists of our Company-owned stores, and our Brand Funds segment consists of our BMF and our Convention fund.
Our Chief Operating Decision Maker (“CODM”) uses segment adjusted EBITDA as the primary measure of segment performance to allocate resources. The CODM believes this measure provides an enhanced basis for consistently measuring segment performance against operational objectives and strategies. Segment adjusted EBITDA excludes certain unallocated and corporate expenses, which include costs related to our board of directors, CEO, CFO, and certain legal expenses. Although segment adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use segment adjusted EBITDA to compare the operating performance of our segments on a consistent basis and to evaluate the performance and effectiveness of our operational strategies. Our calculation of segment adjusted EBITDA may not be comparable to that reported by other companies.

The following tables set forth our revenues and segment adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended
(in thousands)	April 2, 2018	April 3, 2017
Revenues
Franchise	$11,762	$11,436
Brand Funds	5,885	8,502
Franchise related	16,190	19,398
Company Stores	18,582	20,775
Total business segment revenues	36,229	40,713
Intersegment eliminations	(1,457)	(540)
Total	$34,772	$40,173

	Three Months Ended
(in thousands)	April 2, 2018	April 3, 2017
Segment Adjusted EBITDA
Franchise	$7,287	$8,687
Company Stores	1,074	788
Brand Funds	(238)	(8,342)
Total reportable segments adjusted EBITDA	8,123	1,133
Corporate and unallocated	(987)	(3,478)
Depreciation and amortization	(2,141)	(3,117)
Interest expense, net	(1,292)	(1,227)
CEO transition and restructuring costs(1)	(244)	(2,198)
Litigation settlements(2)	(940)	—
E-commerce transition costs(3)	(358)	—
Income (Loss) Before Income Taxes	$2,161	$(8,887)

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Accruals made for franchisee litigation settlements.

(3)	Non-recurring costs incurred to complete the transition to a new e-commerce platform.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three months ended April 2, 2018, and April 3, 2017. Prior year numbers have been adjusted to reflect the impacts of adopting ASU 2014-09 (the new revenue accounting standard) and ASU 2016-02 (the new lease accounting standard). See Recently Adopted Accounting Standards under Note 1 — Description of Business and Basis of Presentation for more information on these two standards and a reconciliation of results as previously reported to adjusted results as presented below.

	Three Months Ended
	April 2, 2018		April 3, 2017
(dollars in thousands)	$	Total % of Revenues	$ (1)	Total % of Revenues
Revenues
Franchise related	$16,190	46.6%	$19,398	48.3%
Company-owned stores	18,582	53.4%	20,775	51.7%
Total revenues	34,772	100.0%	40,173	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (2)	6,126	17.6%	7,215	17.9%
Compensation and benefits (2)	5,631	16.2%	6,334	15.8%
Advertising (2)	1,252	3.6%	1,712	4.3%
Other store operating costs (2)	3,103	8.9%	3,701	9.2%
Selling, general, and administrative	13,013	37.4%	25,702	64.0%
Depreciation and amortization	2,141	6.2%	3,117	7.8%
Loss on disposal of property and equipment	2	0.0%	9	0.0%
Total costs and expenses	31,268	89.9%	47,790	119.0%
Operating Income (Loss)	3,504	10.1%	(7,617)	(19.0)%
Interest expense, net	1,292	3.8%	1,227	3.0%
Other expense, net	51	0.1%	43	0.1%
Income (Loss) Before Income Taxes	2,161	6.2%	(8,887)	(22.1)%
Provision for (benefit from) income taxes	581	1.7%	(3,680)	(9.1)%
Net Income (Loss)	1,580	4.5%	(5,207)	(13.0)%

(1)
Prior year numbers have been adjusted to reflect the impacts of adopting ASU 2014-09 (the new revenue accounting standard) and ASU 2016-02 (the new lease accounting standard). See Recently Adopted Accounting Standards under Note 1 — Description of Business and Basis of Presentation for more information on these two standards and a reconciliation of results as previously reported to adjusted results as presented above.

(2)
Please see the table presented under Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store sales for the three months ended April 2, 2018, and April 3, 2017.

Revenues
Total revenues. In the three months ended April 2, 2018, total revenues decreased compared to the three months ended April 3, 2017, primarily due to (a) a decline in comparable store sales of 3.9%, (b) a decline in the number of Company-owned and franchise stores period-over-period; and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Franchise revenues. Franchise revenues decreased in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, due to (a) a decline in Franchise comparable store sales of 4.0%, (b) a net decline of 39 franchise stores period-over-period, and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Company-owned stores revenue. Company-owned stores revenue decreased in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, due to a decline in comparable store sales of 2.7% in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, and a reduction in the number of Company-owned stores period-over-period due to the refranchising of seven and closure of 16 Company-owned stores since April 3, 2017.

Costs and Expenses
Total costs and expenses. Total costs and expenses decreased in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, primarily as a result of the additional advertising costs incurred during the first quarter of 2017 associated with the national advertising test.
Store operating costs. Store operating costs as a percentage of total revenues decreased in the three months ended April 2, 2018, compared to the three months ended April 3, 2017. The following table presents the components of store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended
	April 2, 2018	April 3, 2017
Store operating costs as a % of Company-owned store sales:
Cost of food and packaging	33.0%	34.7%
Compensation and benefits	30.3%	30.5%
Advertising	6.7%	8.2%
Occupancy and other store operating costs	16.7%	17.9%
Total store operating costs	86.7%	91.3%
Total store operating costs as a percentage of Company-owned store sales decreased 460 basis points overall in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, due primarily to the effect of Company-owned store portfolio changes in select markets and as further explained below:

•
Cost of food and packaging. Food and packaging costs declined during the three months ended April 2, 2018 compared to the three months ended April 3, 2017 primarily due to the closing of 16 stores since April 3, 2017 that had lower sales and higher food costs as a percentage of store sales than the system average.

•
Advertising costs. Advertising costs decreased in the three months ended April 2, 2018 compared to the three months ended April 3, 2017 due primarily to additional spending on our first test of national advertising during the three months ended April 3, 2017.

▪
Occupancy and other store operating costs. The decrease in occupancy and other store operating costs as a percentage of Company-owned store sales during the three months ended April 2, 2018, compared to the three months ended April 3, 2017 was primarily a result of closing 16 stores since April 3, 2017 that had lower sales and higher occupancy costs as a percentage of store sales than the system average. In addition, during the third quarter of 2017, the Company recorded an impairment charge for underperforming stores in four markets, including lease ROU assets, which reduced future occupancy costs recognized from leases in those markets.

Selling, general, and administrative. Selling, general, and administrative costs decreased in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, primarily due to advertising fund expenses incurred in the first quarter of 2017 associated with our first test of a national media campaign, and severance and restructuring costs incurred in the first quarter of 2017 associated with executive turnover and staff reductions.
Depreciation and amortization. Depreciation and amortization decreased in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, due to a reduction in Company-owned stores period-over-period and the recording of impairment charges for our former e-commerce platform and Company-owned stores in four markets during 2017.
Interest expense, net. Interest expense, net increased in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, due to increased average interest rates, partially offset by a reduction in the total amount of debt outstanding period-over-period.
Income taxes. The provision for income taxes increased in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, due to a GAAP loss before income taxes in 2017, compared to GAAP income before income taxes in the current period.
The effective tax rate for the three months ended April 2, 2018, was 26.9% compared to 41.4% for the three months ended April 3, 2017. The effective income tax rate decreased as a result of the lower 2018 Federal tax rates enacted in late 2017 as part of the Tax Cuts and Jobs Act. Our income taxes have varied from what would be expected from the application of prevailing statutory rates mainly due to the effect of meal and entertainment expenses and share-based compensation expenses.

Segment Results
Franchise. Total revenues for the Franchise segment increased $0.3 million in the three months ended April 2, 2018 compared to the three months ended April 3, 2017, primarily due to a change in intersegment revenues. Starting in fiscal year 2018, a royalty fee, comparable to what is charged to franchised stores, is charged to each Company-owned store. This royalty fee replaces the corporate overhead allocation that was in place through fiscal year 2017. This change increased Franchise intersegment revenues for the three months ended April 2, 2018 by about $1 million compared to the three months ended April 3, 2017. This increase in Franchise revenues was partially offset by a $0.7 million decline in Franchise revenues for the three months ended April 2, 2018 compared to the three months ended April 3, 2017 as a result of a decline in Franchise comparable store sales of 4.0% and a reduction in the number of franchised stores period-over-period.
Adjusted EBITDA for the Franchise segment decreased $1.4 million in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, primarily due to the aforementioned changes in the corporate overhead cost allocation methodology.
Company Stores. Total revenues for the Domestic Company Stores segment decreased $2.2 million in the three months ended April 2, 2018 compared to the three months ended April 3, 2017, primarily due to a decline in comparable store sales of 2.7% and a reduction in the number of Company-owned stores period-over-period.
Adjusted EBITDA for the Domestic Company Stores segment increased $0.3 million in the three months ended April 2, 2018, compared to the three months ended April 3, 2017, primarily as a result of the closure of 16 underperforming stores since April 3, 2017 and a change to the corporate overhead cost allocation methodology.
Brand Funds. Total revenues for the Brand Funds segment decreased for the three months ended April 2, 2018, compared to the three months ended April 3, 2017 primarily as a result of eliminating the incremental advertising fee of 0.85% of sales charged to domestic stores in fiscal year 2017 to partially fund the test of national advertising in the first quarter of 2017. Brand Funds revenues also declined due to a reduction in Franchise comparable domestic store sales of 3.7% and fewer domestic franchised stores period-over-period.
Adjusted EBITDA from the Brand Funds segment increased $8.1 million for the three months ended April 2, 2018, compared to the three months ended April 3, 2017, due to the elimination of advertising expenditures associated with our test of national advertising during the three months ended April 3, 2017. Total advertising fund expenditures exceeded fund contributions by $0.4 million and $8.3 million in the three months ended April 2, 2018 and April 3, 2017, respectively.
The table below shows the net impact of the BMF on the Brand Funds segment adjusted EBITDA and the current fund deficit. The Convention Fund had EBITDA of zero and a fund surplus of $0.6 million and $1.2 million as of April 2, 2018 and April 3, 2017, respectively.

	Three Months Ended
(in thousands)	April 2, 2018	April 3, 2017
Opening fund deficit	$(5,461)	$(1,071)
Net activity during the period	(401)	(8,342)
Ending fund deficit	$(5,862)	$(9,413)

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
As of April 2, 2018, we had Cash and cash equivalents of $1.5 million and $20.0 million of available borrowings under a revolving line of credit, of which none was drawn. As of April 2, 2018, we had $91.0 million of outstanding indebtedness. Principal payments under our Senior Credit Facility are due on the last day of each fiscal quarter through the life of the Senior Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of April 2, 2018, we were in compliance with all of our covenants and other obligations under our Senior Credit Facility.

Cash Flows
The following table presents a summary of cash flows from operating, investing, and financing activities for the periods presented:

	Three Months Ended
(in thousands)	April 2, 2018	April 3, 2017
Cash flows from operating activities	$4,252	$(635)
Cash flows from investing activities	(7)	(903)
Cash flows from financing activities	(4,900)	(82)
Total cash flows	$(655)	$(1,620)
Cash Flows from Operating Activities
Net cash provided by operating activities of $4.3 million for the three months ended April 2, 2018, resulted primarily from net income of $1.6 million, adjusted for items such as depreciation and amortization, gains and losses on the disposal or impairment of property and equipment, and changes in operating assets and liabilities. The $4.9 million increase for the three months ended April 2, 2018, compared to the three months ended April 3, 2017, was primarily driven by reduced spending on marketing during the first quarter of 2018 compared to the first quarter of 2017, which included our test of national advertising. This reduction in advertising spend was partially offset by lower advertising fee revenues due to the elimination of an incremental advertising fee of 0.85% of sales charged to all stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Cash Flows from Investing Activities
Net cash used by investing activities was $7,000 for the three months ended April 2, 2018, compared to net cash used of $0.9 million for the three months ended April 3, 2017. The $0.9 million decrease in cash used by investing activities was due primarily to a period-over-period decrease of $0.9 million in capital expenditures for property, plant, and equipment
Cash Flows from Financing Activities
Net cash used by financing activities was $4.9 million for the three months ended April 2, 2018, compared to net cash used of $0.1 million for the three months ended April 3, 2017. The $4.8 million increase in net cash used by financing activities was due to extra payments on our long-term debt and no borrowings under our revolving credit facility during the three months ended April 2, 2018.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, impairment of goodwill and intangible assets, income taxes, advertising expense, leases, and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments and estimates are identified and described in our annual consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018. For a discussion of new accounting standards that have been issued by the FASB and have been adopted during the current year, see Note 1 — Description of Business and Basis of Presentation to the interim unaudited condensed consolidated financial statements in Part I, Item 1.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of April 2, 2018, there have been no material changes in our market risk exposure from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018. For a discussion of our market risk exposure, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments in the legal proceedings described in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2018.
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. A detailed discussion of our risk factors is included under the section title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment. The risk factors and other information included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018, should be carefully considered before making an investment decision relating to our common stock.
Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1*†	Offer Letter dated as of March 22, 2018 between Papa Murphy’s Holdings, Inc. and Nik Rupp.
10.2*†	Employment Agreement dated as of May 9, 2018 between Papa Murphy’s Holdings, Inc. and Nik Rupp.
10.3*‡	Purchase and Sale Agreement dated April 17, 2018 among Papa Murphy's Company Stores, Inc., Papa Murphy's International LLC, and Fresh Take, LLC.
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
*    Filed herewith
†    A management contract or compensatory plan or arrangement

‡
The exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Nik Rupp
	Name:	Nik Rupp
	Title:	Chief Financial Officer

Date: May 9, 2018