Form 10-Q
period 2018-07-02
Papa Murphy's Holdings, Inc.
filed 2018-08-01
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 2, 2018
OR
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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
At July 27, 2018, there were 17,032,461 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
(In thousands, except share and per share data)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Revenues
Franchise related	$14,814	$17,392	$31,004	$36,790
Company-owned stores	15,979	18,715	34,561	39,490
Total revenues	30,793	36,107	65,565	76,280

Costs and Expenses
Store operating costs:
Cost of food and packaging	5,315	6,303	11,441	13,518
Compensation and benefits	5,211	5,924	10,842	12,257
Advertising	1,301	1,739	2,553	3,451
Occupancy and other store operating costs	3,102	3,541	6,205	7,243
Selling, general, and administrative	11,423	10,823	24,436	36,525
Depreciation and amortization	1,874	2,906	4,015	6,023
(Gain) loss on disposal or impairment of property and equipment	(715)	11,568	(713)	11,577
Total costs and expenses	27,511	42,804	58,779	90,594
Operating Income (Loss)	3,282	(6,697)	6,786	(14,314)

Interest expense, net	1,296	1,286	2,588	2,513
Other expense, net	52	49	103	92
Income (Loss) Before Income Taxes	1,934	(8,032)	4,095	(16,919)

Provision for (benefit from) income taxes	548	(1,947)	1,129	(5,627)
Net Income (Loss)	$1,386	$(6,085)	$2,966	$(11,292)

Earnings (loss) per share of common stock
Basic	$0.08	$(0.36)	$0.18	$(0.67)
Diluted	$0.08	$(0.36)	$0.17	$(0.67)
Weighted average common stock outstanding
Basic	16,921,597	16,867,929	16,913,668	16,853,587
Diluted	16,960,265	16,867,929	16,953,077	16,853,587
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	July 2, 2018	January 1, 2018
(In thousands, except par value and share data)	(unaudited)	(as adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$1,689	$2,174
Accounts receivable, net	2,768	3,788
Inventories	621	719
Prepaid expenses and other current assets	2,002	2,281
Total current assets	7,080	8,962
Property and equipment, net	7,279	10,064
Operating lease right of use assets	12,734	16,331
Goodwill	102,596	107,751
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	29,449	31,655
Other assets	306	350
Total assets	$246,446	$262,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,472	$5,389
Accrued expenses and other current liabilities	9,852	12,382
Current portion of lease liabilities	3,004	3,382
Current portion of unearned franchise and development fees	1,764	1,564
Current portion of long-term debt	3,000	8,400
Total current liabilities	21,092	31,117
Long-term debt, net of current portion	81,454	86,994
Lease liabilities, net of current portion	12,500	16,296
Unearned franchise and development fees, net of current portion	9,237	10,037
Deferred tax liability	22,869	21,825
Other long-term liabilities	1,739	1,704
Total liabilities	148,891	167,973
Commitments and contingencies (Note 16)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 17,011,461 and 16,971,461 shares issued, respectively)	170	170
Additional paid-in capital	121,061	120,614
Accumulated deficit	(23,676)	(26,642)
Total stockholders’ equity	97,555	94,142
Total liabilities and stockholders’ equity	$246,446	$262,115
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 2, 2018	July 3, 2017
(In thousands)	(unaudited)	(as adjusted)
Operating Activities
Net income (loss)	$2,966	$(11,292)
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	4,015	6,023
(Gain) loss on disposal or impairment of property and equipment	(713)	11,578
Deferred taxes	1,044	(5,974)
Stock-based compensation	367	405
Other non-cash items	177	259
Change in operating assets and liabilities
Accounts receivable	1,155	2,373
Prepaid expenses and other assets	1,459	3,835
Unearned franchise and development fees	(601)	(326)
Accounts payable	(2,133)	(1,630)
Accrued expenses and other liabilities	(4,351)	(1,736)
Net cash from operating activities	3,385	3,515

Investing Activities
Acquisition of property and equipment	(297)	(2,110)
Proceeds from sale of property and equipment	7,447	2,206
Payments received on notes receivable	—	42
Net cash from investing activities	7,150	138

Financing Activities
Payments on term loan	(11,100)	(5,779)
Advances on revolver	4,500	10,500
Payments on revolver	(4,500)	(8,900)
Repurchases of common stock	—	(4)
Proceeds from exercise of stock options	80	—
Net cash from financing activities	(11,020)	(4,183)

Net change in cash and cash equivalents	(485)	(530)
Cash and Cash Equivalents, beginning of period	2,174	2,069
Cash and Cash Equivalents, end of period	$1,689	$1,539

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$2,470	$2,389
Cash paid (received) during the period for income taxes	$91	$(330)
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of Business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy’s Take ‘N’ Bake pizza stores owned by the Company. As of July 2, 2018, the Company had 1,477 stores consisting of 1,438 domestic stores (1,316 franchised stores and 122 Company-owned stores) across 37 states, plus 39 franchised stores in Canada and the United Arab Emirates.
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
Adoption of ASU 2014-09 had a material impact on the Company’s interim unaudited condensed consolidated financial statements. The most significant impacts relate to the: (i) accounting for franchise and development fees, and (ii) accounting for the Company’s advertising fund (the "Brand Marketing Fund" or "BMF") and Convention Fund (with the BMF, the “Brand Funds”). Specifically, under the new standard the Company recognizes franchise fees ratably over the life of the contract rather than at the time the store is opened or a successive contract commences. Revenue related to the Company’s franchise royalties, which are based on a percentage of franchise sales, and revenue from Company-owned stores remain substantially unchanged.
The Company has determined that ASU 2014-09 requires a gross presentation on the Company’s Condensed Consolidated Statements of Operations for revenues and related expenses of the BMF and Convention Fund, or Brand Funds. These funds exist solely for the purpose of promoting the Papa Murphy’s brand in the U.S. While this change will materially affect the gross amount of reported revenues and expenses, the effect will generally be an offsetting increase to both revenues and expenses with no net effect on previously reported Operating Income (Loss) and Net Income (Loss).
Refer to Impacts to Reported Results below for more detailed effects of adoption on the Company’s financial statements and refer to Note 10 — Revenue for more information on our accounting for revenue.
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
Adoption of the new standard had a material impact on the Company’s interim unaudited condensed consolidated financial statements. The most significant impacts related to the (i) recognition of right-of-use ("ROU") assets and lease liabilities for operating leases, and (ii) changes in occupancy costs and impairment losses related to prior year store closures and impairments. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. A loss is recognized when the ROU asset is impaired in connection with the impairment of a store’s assets due to economic or other factors.
Refer to Impacts to Reported Results below for more detailed effects of adoption on the Company’s financial statements and refer to Note 11 — Leases for more information on our accounting for leases.
Other standards adopted
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320) (“ASU 2016-15”), which clarifies the presentation of certain cash receipts and cash payments in the statement of cash flows. The Company adopted the standard on January 2, 2018. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
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

Impacts to Reported Results
Adoption of the standards related to revenue recognition and leases affected the Company’s previously reported results as follows:

Statement of Operations	Three Months Ended July 3, 2017
	(unaudited)
(in thousands, except earnings per share)	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted
Total revenues (1)	$29,102	$7,005	$—	$36,107
Store operating costs	18,608	(382)	(719)	17,507
Selling, general, and administrative (1)	3,408	7,423	(8)	10,823
Loss on disposal or impairment of property and equipment	11,041	—	527	11,568
(Benefit from) provision for income taxes	(2,008)	(13)	74	(1,947)
Net (loss) income	(6,187)	(23)	125	(6,085)
Diluted (loss) earnings per share	(0.37)	0.00	0.01	(0.36)

(1)
Recognition of advertising revenue and expense on a gross basis instead of a net basis by the Brand Funds comprised $7.1 million of the revenue adjustment and $7.4 million of the expense adjustment under the revenue standard. The revenue adjustment due to the change in method of recognizing franchise and development fees was $(0.1) million.

Statement of Operations	Six Months Ended July 3, 2017
	(unaudited)
(in thousands, except earnings per share)	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted
Total revenues (1)	$61,096	$15,184	$—	$76,280
Store operating costs	38,208	(807)	(932)	36,469
Selling, general, and administrative (1)	20,621	15,930	(26)	36,525
Loss on disposal or impairment of property and equipment	11,050	—	527	11,577
(Benefit from) provision for income taxes	(5,810)	23	160	(5,627)
Net (loss) income	(11,601)	38	271	(11,292)
Diluted (loss) earnings per share	(0.69)	0.00	0.02	(0.67)

(1)
Recognition of advertising revenue and expense on a gross basis instead of a net basis by the Brand Funds comprised $15.1 million of the revenue adjustment and $15.9 million of the expense adjustment under the revenue standard. The revenue adjustment due to the change in method of recognizing franchise and development fees was $0.1 million.

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
Segment Definitions
As a result of changes in the Company’s executive management responsibilities, effective January 2, 2018, the Company changed its reportable segments by combining its domestic and international franchise business into a single Franchise segment and separating its Brand Funds into a separate reportable segment. No changes were made to the Company’s Company Stores segment. Management believes this change better reflects the priorities and decision making analysis around the allocation of the Company’s resources. Prior period results for the affected segments have been retrospectively revised to reflect this change. See Note 17 — Segment Information for additional information.

Note 2 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	July 2, 2018	January 1, 2018
(in thousands)	(unaudited)	(as adjusted)
Prepaid media production costs	$38	$376
Prepaid software and support	660	223
Prepaid occupancy related costs	271	159
Prepaid insurance	28	377
Taxes receivable	188	182
POS software licenses for resale	368	364
Assets held for sale	216	432
Advertising cooperative assets, restricted	56	4
Other	177	164
Total prepaid expenses and other current assets	$2,002	$2,281

Note 3 — Property and Equipment
Property and equipment are net of accumulated depreciation of $21.0 million and $21.9 million at July 2, 2018, and January 1, 2018, respectively. Depreciation expense amounted to $0.8 million and $1.7 million during the three months ended July 2, 2018, and July 3, 2017, respectively. Depreciation expense amounted to $1.8 million and $3.6 million during the six months ended July 2, 2018, and July 3, 2017, respectively.

Note 4 — Divestitures
On April 23, 2018, the Company completed the sale and refranchise of two Company-owned stores in Arkansas. On May 21, 2018 and June 25, 2018, respectively, the Company completed the sale and refranchise of ten Company-owned stores in the Denver, Colorado area and ten stores in the Colorado Springs, Colorado area. The aggregate sale price for the 22 stores was $7.3 million, paid in cash, and the Company recognized a pre-tax gain of $0.7 million. In connection with the sale, the buyers paid $450,000 in franchise fees. This disposition did not meet the criteria for accounting as a discontinued operation.

Note 5 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	Company Stores	Franchise	Total
Balance at January 1, 2018	$26,205	$81,546	$107,751
Disposition	(5,155)	—	(5,155)
Balance at July 2, 2018	$21,050	$81,546	$102,596
There is no goodwill associated with the Brand Funds segment. The Company has determined that during the three months ended July 2, 2018, there were no triggering events that would require an updated impairment review. The goodwill disposal is from the sale of Company-owned stores to franchise owners (see Note 4 — Divestitures).

Note 6 — Intangible Assets
Definite-lived intangible assets are net of accumulated amortization of $32.4 million and $30.2 million as of July 2, 2018, and January 1, 2018, respectively. Amortization expense amounted to $1.1 million and $1.2 million during the three months ended July 2, 2018, and July 3, 2017, respectively. Amortization expense amounted to $2.2 million and $2.4 million during the six months ended July 2, 2018, and July 3, 2017, respectively.

Note 7 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	July 2, 2018	January 1, 2018
Term loan	$81,800	$92,900
Notes payable	3,000	3,000
Total principal amount of long-term debt	84,800	95,900
Unamortized debt issuance costs	(346)	(506)
Total long-term debt	84,454	95,394
Less current portion	(3,000)	(8,400)
Total long-term debt, net of current portion	$81,454	$86,994
Senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of Papa Murphy’s Holdings, Inc., entered into a $132.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of July 2, 2018, the term loan bears interest at a rate of 5.3% per annum based on the LIBOR rate option plus the applicable margin.
With a maturity date of over one year from July 2, 2018, balances outstanding under the Senior Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $2.1 million due on the last day of each fiscal quarter.
The weighted average interest rate for all borrowings under the Senior Credit Facility for the second quarter of 2018 was 5.2%.
Notes payable
Papa Murphy’s Company Stores, Inc., a wholly owned subsidiary of Papa Murphy’s Holdings, Inc., has a $3.0 million note payable which bears interest at a rate of 5.0% per annum and matures in December 2018. This note is subordinated to the Senior Credit Facility.

Note 8 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	July 2, 2018		January 1, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurement
Financial assets
Notes receivable (1)	$97	$86	$97	$88	Level 3

(1)	The fair value of notes receivable was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
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

Note 9 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	July 2, 2018	January 1, 2018
(in thousands)	(unaudited)	(as adjusted)
Accrued compensation and related costs	$2,818	$3,902
Accrued legal settlement costs	3,790	3,940
Gift cards payable	2,032	2,676
Accrued interest and non-income taxes payable	317	461
Convention fund balance	311	841
Advertising cooperative liabilities	99	60
Other	485	502
Total accrued expenses and other current liabilities	$9,852	$12,382
Accrued legal settlement costs decreased since January 1, 2018 due to $1.8 million in payments to partially settle the TCPA class action lawsuit and $2.1 million in payments to settle franchise litigation claims that reduced the $3.7 million accrual for legal settlement costs related to the franchise litigation recorded in the current year. Both lawsuits are discussed in more detail in Note 16 — Commitments and Contingencies. Included in Accounts receivable, net is an insurance receivable equal to 75% of the anticipated settlement of the franchise owner lawsuit.

Note 10 — Revenue
The Company owns and franchises Papa Murphy’s Take ‘N’ Bake Pizza stores. Revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive for those goods or services. The following are the principal activities from which the Company earns revenue:
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
Franchise Revenues
The franchise arrangement between the Company and each franchise owner of a Papa Murphy’s Take ‘N’ Bake Pizza store is documented in the form of a franchise agreement and, in select cases, a development agreement. The franchise arrangement requires the Company as franchisor to perform various activities to support the Papa Murphy’s Take ‘N’ Bake Pizza brand and does not involve the direct transfer of goods and services to the franchise owner as a customer. Activities performed by the Company are highly interrelated with the franchise license and are considered to represent a single performance obligation, which is the transfer of the franchise license. The nature of the Company’s promise in granting the franchise license is to provide the franchise owner with access to the brand’s intellectual property over the term of the franchise arrangement.

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

•
E-commerce fees. E-commerce fees include point-of-sale (“POS”) support fees and transaction fees for purchases made through the Company’s e-commerce platform. POS support fees are due quarterly in advance and recognized as revenue over the respective quarter. Transaction fees are recognized when the food items purchased from a store are delivered to or carried out by customers and are due and collected within seven days of the prior week end date.

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
Revenues by contract type were as follows:

	Three Months Ended July 2, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$8,721	$—	$3,539	$12,260
Franchise fees	720	—	—	720
Vendor payments	—	—	836	836
E-commerce fees	517	—	—	517
Other franchise and brand	11	—	470	481
Company-owned stores	—	15,979	—	15,979
Total revenues	9,969	15,979	4,845	30,793
Intersegment revenues	795	—	391	1,186
Reconciliation to business segment revenues	$10,764	$15,979	$5,236	$31,979

	Three Months Ended July 3, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$9,102	$—	$5,353	$14,455
Franchise fees	782	—	—	782
Vendor payments	—	—	1,111	1,111
E-commerce fees	429	—	—	429
Other franchise and brand	19	—	596	615
Company-owned stores	—	18,715	—	18,715
Total revenues	10,332	18,715	7,060	36,107
Intersegment revenues	55	—	368	423
Reconciliation to business segment revenues	$10,387	$18,715	$7,428	$36,530

	Six Months Ended July 2, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$18,182	$—	$7,379	$25,561
Franchise fees	1,460	—	—	1,460
Vendor payments	—	—	1,952	1,952
E-commerce fees	1,063	—	—	1,063
Other franchise and brand	35	—	933	968
Company-owned stores	—	34,561	—	34,561
Total revenues	20,740	34,561	10,264	65,565
Intersegment revenues	1,785	—	856	2,641
Reconciliation to business segment revenues	$22,525	$34,561	$11,120	$68,206

	Six Months Ended July 3, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$19,135	$—	$11,269	$30,404
Franchise fees	1,538	—	—	1,538
Vendor payments	—	—	2,455	2,455
E-commerce fees	986	—	—	986
Other franchise and brand	46	—	1,361	1,407
Company-owned stores	—	39,490	—	39,490
Total revenues	21,705	39,490	15,085	76,280
Intersegment revenues	118	—	845	963
Reconciliation to business segment revenues	$21,823	$39,490	$15,930	$77,243
Revenues by geographic location were as follows:

	Three Months Ended July 2, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$9,888	$15,979	$4,845	$30,712
International	81	—	—	81
Total revenues	$9,969	$15,979	$4,845	$30,793

	Three Months Ended July 3, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$10,233	$18,715	$7,060	$36,008
International	99	—	—	99
Total revenues	$10,332	$18,715	$7,060	$36,107

	Six Months Ended July 2, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$20,580	$34,561	$10,264	$65,405
International	160	—	—	160
Total revenues	$20,740	$34,561	$10,264	$65,565

	Six Months Ended July 3, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$21,500	$39,490	$15,085	$76,075
International	205	—	—	205
Total revenues	$21,705	$39,490	$15,085	$76,280
Contract Balances
Changes in the balances of contract liabilities (unearned revenue) during the periods reported were as follows:

(in thousands)	Contract Liabilities
Balance at January 1, 2018	$11,151
Revenue recognized that was included in the balance at the beginning of the period	(1,428)
Cash received, net of amounts recognized as revenue during the period	1,059
Contract refunds	(210)
Balance at July 2, 2018	$10,572
The Company had a refund liability of $0.4 million and $0.5 million as of July 2, 2018 and January 1, 2018, respectively. Receivables from contracts with customers included in Accounts receivable, net were $3.4 million as of July 2, 2018 and $3.8 million as of January 1, 2018, respectively.
The following table includes estimated franchise fee revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of July 2, 2018 (in thousands):

Fiscal year	2018	$813
	2019	1,576
	2020	1,432
	2021	1,265
	2022	1,092
	Thereafter	4,394
	Total	$10,572

Note 11 — Leases
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
ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets also exclude lease incentives received. The Company has lease agreements with lease and non-lease components, which are accounted for separately. For certain equipment leases, such as copiers, the Company accounts for the lease and non-lease components as a single lease component.
Lease terms for Company-owned stores are generally five years with one or more five-year renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. The Company’s leases have remaining lease terms of 1 to 10.4 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Economic performance of a store is the primary factor used to estimate whether an option to extend a lease term will be exercised or not.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense for the periods reported are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Operating lease cost	$1,038	$1,298	$2,084	$2,459
Short-term lease cost	11	4	25	11
Variable lease cost	5	6	6	21
Sublease income	(8)	(16)	(26)	(37)
Total lease cost	$1,046	$1,292	$2,089	$2,454
Supplemental cash flow information related to leases for the periods reported is as follows:

	Six Months Ended
(in thousands)	July 2, 2018	July 3, 2017
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,424	$2,472
Right-of-use assets obtained in exchange for new operating lease liabilities	—	213
Weighted-average remaining lease term of operating leases	5.5 years	6.6 years
Weighted-average discount rate of operating leases	4.6%	4.8%
Future minimum lease payments under non-cancelable leases as of July 2, 2018 are as follows (in thousands):

Fiscal year	2018	$1,985
	2019	4,581
	2020	3,774
	2021	2,586
	2022	1,773
	Thereafter	3,304
	Total future minimum lease payments	18,003
	Less imputed interest	(2,499)
	Total Lease Liabilities	$15,504
As of July 2, 2018, the Company had no operating leases that had not yet commenced.
Lease guarantees
The Company is the guarantor for operating leases of 41 franchised stores that have terms expiring on various dates from August 2018 to April 2025. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. For the quarter ended July 2, 2018, the Company was required to perform on one of these guarantees when a franchisee declared bankruptcy and defaulted on its obligations. As a result, the Company recorded a loss contingency of $170,000 for the three months ended July 2, 2018. As of July 2, 2018, the Company does not believe it probable that it would be required to perform under any of the remaining guarantees.

Note 12 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Provision for (benefit from) income taxes	$548	$(1,947)	$1,129	$(5,627)
Income (loss) before income taxes	1,934	(8,032)	4,095	(16,919)
Effective income tax rate	28.3%	24.2%	27.6%	33.3%
The effective income tax rate for the three months ended July 2, 2018 includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the three months ended July 3, 2017, includes the effect of a switch during the quarter from an expected full year provision rate to a full year benefit rate.
The effective income tax rate for the six months ended July 2, 2018 includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the six months ended July 3, 2017, includes the effect of a discrete adjustment for the share-based compensation expense recorded for vesting restricted common shares.

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
Restricted common shares
Information with respect to restricted stock awards is as follows:

	Number of Shares of Restricted Common Stock		Weighted Average Award Date Fair Value Per Share
	Time Vesting	Market Condition
Unvested, January 1, 2018	34,898	40,354	$3.44
Granted	20,000	—	5.38
Vested	(13,898)	—	4.83
Unvested, July 2, 2018	41,000	40,354	$3.67

Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
	Time Vesting	Market Condition
Outstanding, January 1, 2018	949,115	158,127	$7.60
Granted	159,200	—	5.07
Exercised	(20,000)	—	3.99
Forfeited	(79,104)	—	9.24
Outstanding, July 2, 2018	1,009,211	158,127	$7.21	8.1 years	$427
Exercisable, July 2, 2018	336,419	—	$10.09	6.7 years	$72
Compensation cost
Stock-based compensation expense recognized in connection with the Incentive Plans for each of the three months ended July 2, 2018 and July 3, 2017 amounted to $0.2 million. Stock-based compensation expense recognized in connection with the Incentive Plans for each of the six month periods ended July 2, 2018 and July 3, 2017 amounted to $0.4 million.
As of July 2, 2018, total unrecognized stock-based compensation expense was $1.5 million, with $1.2 million associated with time vesting awards and $0.3 million associated with market condition awards. The remaining weighted average period for unrecognized stock-based compensation expense was 2.4 years as of July 2, 2018.

Note 14 — Brand Marketing Fund
The Company manages the BMF on behalf of all Papa Murphy’s stores in the United States. The Company is committed under its franchise and other agreements to spend revenues of the BMF on marketing, creative efforts, media support, or related purposes specified in the agreements. Contributions to the BMF are recognized as revenue, while expenditures are included in selling, general, and administrative expenses. Expenditures of the BMF are primarily amounts paid to third-parties, but may also include personnel expenses and allocated costs. At each reporting date, to the extent contributions to the BMF exceed expenditures on a cumulative basis, the excess contributions are recorded in accrued expenses in the Company’s Condensed Consolidated Balance Sheets. While no profit is recognized on amounts received by the BMF, when expenditures exceed contributions to the BMF on a cumulative basis, income from operations and net income may be affected due to the timing of when revenues are received and expenses are incurred.
Information on the Company’s BMF balances for the periods reported is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Opening BMF deficit	$(5,862)	$(9,413)	$(5,461)	$(1,071)
Net activity during the period	(15)	2,809	(416)	(5,533)
Ending BMF deficit	$(5,877)	$(6,604)	$(5,877)	$(6,604)
As of July 2, 2018, previously recognized expenses of $5.9 million may be recovered in future periods if subsequent BMF contributions exceed expenditures.

Note 15 — Earnings per Share (EPS)
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

The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
(in thousands, except per share data)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Earnings:
Net income (loss)	$1,386	$(6,085)	$2,966	$(11,292)
Shares:
Weighted average common shares outstanding	16,922	16,868	16,914	16,854
Dilutive effect of restricted equity awards	39	—	39	—
Diluted weighted average number of shares outstanding	16,960	16,868	16,953	16,854
Earnings (loss) per share:
Basic earnings (loss) per share	$0.08	$(0.36)	$0.18	$(0.67)
Diluted earnings (loss) per share	$0.08	$(0.36)	$0.17	$(0.67)
For the three months ended July 2, 2018, and July 3, 2017, an aggregated total of 0.6 million shares and 0.9 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive. For the six months ended July 2, 2018, and July 3, 2017, an aggregated total of 0.6 million shares and 1.1 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

Note 16 — Commitments and Contingencies
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
In February 2015, the remaining franchise owner groups in the consolidated lawsuits filed an amended complaint, removing some claims, amending some claims, adding claims and naming some of the Company’s former and current franchise sales staff as additional individual defendants. In September 2016, the remaining 15 franchise owner groups in the consolidated lawsuits filed an amended complaint to add a claim under the Washington Consumer Protection Act based on substantially the same allegations as the prior claims, to re-plead claims under the Washington Franchise Investment Protection Act that had previously been dismissed.
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
In June 2018, the Company reached resolution with an additional franchise owner group.
On June 29, 2018, the Court granted the Company’s motion to strike the remaining franchise owner groups’ jury demand. The Court denied the Company’s motion for separate trials, because at the time of the hearing there were only two franchise owner groups remaining in the case, based on tentative settlements with two other groups.
In July 2018, the Company finalized the tentative settlements with two of the aforementioned franchise owner groups, conditioned upon dismissal of their claims. There are two groups remaining in the case, with a trial likely to be set in the first half of 2019.
The Company is named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 7, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges the Company failed to comply with the requirements of the Telephone Consumer Protection Act ("TCPA") when it sent SMS text messages to consumers. Mr. Lennartson asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. On October 14, 2016, the Federal Communications Commission ("FCC") granted the Company a limited waiver from the TCPA’s written consent requirements for certain text messages that it sent up through October 16, 2013 to individuals who, like Mr. Lennartson, provided written consent prior to October 16, 2013. On October 20, 2016, the Company filed a motion for summary judgment seeking dismissal. On October 27, 2016, Mr. Lennartson filed a motion seeking to extend the time to respond to the summary judgment motion on the basis that he intends to appeal the FCC’s waiver. On November 4, 2016, the Court granted Mr. Lennartson’s motion to continue his response to the Company’s summary judgment motion until he could complete his appeal of the FCC’s waiver order. In addition, on January 9, 2017, Mr. Lennartson filed an amended complaint adding additional plaintiffs, some of whom provided consent after October 16, 2013, and who are therefore differently situated from Mr. Lennartson, as well as additional Washington state law claims. On October 27, 2017, plaintiffs moved to certify their putative class, which the Company opposed, and on November 22, 2017, the Company moved for summary judgment on all of plaintiffs’ claims. The Court issued a stay of the case for 30 days while the parties pursued settlement negotiations. On April 23, 2018, the parties entered into a Settlement Agreement and Release and plaintiffs filed a Motion and Memorandum for Preliminary Approval of Settlement with the Court. The Court gave preliminary approval to the settlement on May 16, 2018, in its Preliminary Approval Order Approving Settlement, Certifying Settlement Class, Approving Notice Plan, and Setting Fairness Hearing. The Settlement Agreement, subject to final approval from the Court, will result in the final resolution of the lawsuit; however, the Company provides no assurance that the final settlement agreement will be approved by the Court, or that the lawsuit will be finally resolved. The Company has recorded a contingent liability of $3.9 million related to this lawsuit. An adverse judgment or settlement related to this lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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

Note 17 — Segment Information
As a result of changes in the Company’s executive management responsibilities, effective January 2, 2018, the Company changed its reportable segments by combining its domestic and international franchise business into a single Franchise segment and separating its Brand Funds business into a separate reportable segment. No changes were made to the Company’s Company Stores segment. Management believes this change better reflects the priorities and decision making analysis around the allocation of the Company’s resources. Prior period results for the affected segments have been retrospectively revised to reflect this change.
The Company now has the following reportable segments: (i) Franchise; (ii) Company Stores; and (iii) Brand Funds. The Franchise segment includes operations with respect to franchised stores and derives its revenues primarily from franchise and development fees and franchise royalties from franchised stores. The Company Stores segment includes operations with respect to Company-owned stores and derives its revenues from retail sales of pizza and side items to the general public. The Brand Funds segment includes the Brand Marketing Fund and the Company’s Convention Fund.
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
The following tables summarize information on revenues, adjusted EBITDA and assets for each of the Company’s reportable segments and include a reconciliation of segment adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Revenues
Franchise segment	$10,764	$10,387	$22,525	$21,823
Brand Funds segment	5,236	7,428	11,120	15,930
Intersegment eliminations	(1,186)	(423)	(2,641)	(963)
Franchise related	14,814	17,392	31,004	36,790
Company Stores segment	15,979	18,715	34,561	39,490
Total	$30,793	$36,107	$65,565	$76,280

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Segment Adjusted EBITDA
Franchise	$5,760	$5,742	$13,048	$14,430
Company Stores	(82)	539	992	1,326
Brand Funds	73	2,810	(165)	(5,532)
Total reportable segments adjusted EBITDA	5,751	9,091	13,875	10,224
Corporate and unallocated	(1,170)	(1,061)	(2,158)	(4,539)
Depreciation and amortization	(1,874)	(2,906)	(4,015)	(6,023)
Interest expense, net	(1,296)	(1,286)	(2,588)	(2,513)
CEO transition and restructuring costs(1)	(119)	(131)	(363)	(2,329)
E-commerce impairment and transition costs(2)	8	(9,124)	(350)	(9,124)
Store divestitures, closures, and impairments(3)	723	(2,615)	723	(2,615)
Litigation settlement and reserves(4)	(89)	—	(1,029)	—
Income (Loss) Before Income Taxes	$1,934	$(8,032)	$4,095	$(16,919)

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)
Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third-party developed and hosted solution and non-recurring costs incurred to complete the transition.

(3)
For 2018, represents primarily gains on the refranchising of Company-owned stores. For 2017, represents primarily non-cash charges associated with the impairment and disposal of store assets upon the decision to close stores.

(4)	Accruals made for franchisee litigation settlements.

	July 2, 2018	January 1, 2018
(in thousands)	(unaudited)	(as adjusted)
Total Assets
Franchise	$117,866	$121,179
Company Stores	41,299	53,226
Brand Funds	87	509
Other(1)	87,194	87,201
Total	$246,446	$262,115

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks and taxes receivable.
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
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2018. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, financing resources, business strategies and priorities, shift in mix of marketing efforts, resolution of litigation and claims, expansion and growth opportunities, the mix of new store openings, our refranchising initiative, the reduction in the number of Company-owned stores, adoption of new accounting standards and the estimated effect of those new standards, our qualification as an “emerging growth company,” as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
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

2018 Highlights
Revenue
Total revenues for the three months ended July 2, 2018, compared to the three months ended July 3, 2017, declined 14.7% from $36.1 million to $30.8 million. Total revenues for the six months ended July 2, 2018, compared to the six months ended July 3, 2017, declined 14.0% from $76.3 million to $65.6 million. In both comparative periods, the declines in total revenues were due to (i) a decline in Company-owned store sales attributable to the refranchising of 22 and closure of five Company-owned stores since July 3, 2017, and (ii) a decline in royalties and advertising fees due to negative comparable store sales as noted below and a net decline of 46 franchise stores since July 3, 2017 (21 openings, 89 closures, and 22 refranchisings).
Comparable store sales in 2018 compared to 2017 for selected segments were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
Franchise	(2.2)%	(4.0)%	(3.2)%	(4.2)%
Company Stores	(4.6)%	(6.6)%	(3.6)%	(8.4)%
Total	(2.4)%	(4.2)%	(3.2)%	(4.6)%
Comparable store sales for the three and six months ended July 2, 2018 were lower due to a variety of competitive actions, including lower advertising expenditures in the three and six months ended July 2, 2018 compared to the same period last year.
Refranchising
In recent years, we had focused our financial resources on accelerating the build out of several markets with Company-owned stores. Consistent with our current strategy, we are now working to refranchise a significant number of our Company-owned stores to experienced and well-capitalized franchisees who can further grow these markets. During the three months ended July 2, 2018, we refranchised 22 Company-owned stores, 20 in Colorado and two in Arkansas. Our target is to continue reducing the number of Company-owned stores to no more than 50 stores by 2020.
Store Development
During the three and six months ended July 2, 2018, our franchise owners opened two and six stores, respectively, all in the United States, and we did not open any Company-owned stores. While we operate some stores as Company-owned stores, we expect the majority of our new store expansion to continue to come from new franchised store openings.

E-commerce
On March 15, 2018, as previously announced, we completed our switchover to a third-party’s e-commerce platform to accelerate progress on our convenience strategy. We have seen positive results to date as the average transaction amount continues to be about 20% higher for online orders than for in-store orders. We strategically use online-only promotions communicated through text and email messaging. The new platform enables online and mobile ordering to be fully integrated with third-party marketplace and delivery services, where available. As part of the transition, we incurred $350,000 in non-recurring conversion costs during the six months ended July 3, 2017.
Accounting Standards
We adopted the new accounting standards for revenue recognition and leases effective January 2, 2018. These new standards had a material impact on our condensed consolidated financial statements. Beginning in fiscal year 2018, our financial results reflect adoption of the standards with prior periods restated accordingly. For the three and six months ended July 3, 2017, the retrospective adoption of the revenue and lease standards increased our net income by $102,000 and $309,000 and increased our earnings per diluted share by $0.01 and $0.02, respectively. Refer to Recently Adopted Accounting Standards under Note 1 — Description of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
Store average weekly sales	$10,123	$10,066	$10,501	$10,551
Comparable store sales	(2.4)%	(4.2)%	(3.2)%	(4.6)%
Comparable stores	1,454	1,477	1,454	1,477
System-wide sales (in thousands)	$196,141	$204,536	$409,900	$430,146
System-wide stores	1,477	1,550	1,477	1,550
Adjusted EBITDA (in thousands)	$4,581	$8,030	$11,717	$5,685
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
Store Openings, Closures, Acquisitions, and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquired and divested stores to assess growth in system-wide sales, royalty revenues, and Company-owned store sales. We operate through a footprint of 1,477 stores as of July 2, 2018, of which 91.7% are franchised, located in 37 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the six months ended July 2, 2018.

	Franchise
	Domestic	International	Total Franchise	Company Stores	Total
Store count at January 1, 2018	1,338	40	1,378	145	1,523
Openings	6	—	6	—	6
Closings	(50)	(1)	(51)	(1)	(52)
Net transfers (1)	22	—	22	(22)	—
Store count at July 2, 2018	1,316	39	1,355	122	1,477

(1)
Net transfers are the number of franchised stores acquired by us, less the number of Company-owned stores refranchised. During this period, the Company refranchised 22 Company-owned stores and did not acquire any franchised stores.

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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
Net Income (Loss)	$1,386	$(6,085)	$2,966	$(11,292)
Depreciation and amortization	1,874	2,906	4,015	6,023
Provision for (benefit from) income taxes	548	(1,947)	1,129	(5,627)
Interest expense, net	1,296	1,286	2,588	2,513
EBITDA	$5,104	$(3,840)	$10,698	$(8,383)
CEO transition and restructuring costs(1)	119	131	363	2,329
E-commerce impairment and transition costs(2)	(8)	9,124	350	9,124
Store divestitures, closures, and impairments(3)	(723)	2,615	(723)	2,615
Litigation settlement and reserves(4)	89	—	1,029	—
Adjusted EBITDA	$4,581	$8,030	$11,717	$5,685

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)
Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third-party developed and hosted solution and non-recurring costs incurred to complete the transition.

(3)
For 2018, represents primarily gains on the refranchising of Company-owned stores. For 2017, represents primarily non-cash charges associated with the impairment and disposal of store assets upon the decision to close stores.

(4)	Accruals made for franchisee litigation settlements.

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
The following tables set forth our revenues and segment adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
Revenues
Franchise segment	$10,764	$10,387	$22,525	$21,823
Brand Funds segment	5,236	7,428	11,120	15,930
Intersegment eliminations	(1,186)	(423)	(2,641)	(963)
Franchise related	14,814	17,392	31,004	36,790
Company Stores segment	15,979	18,715	34,561	39,490
Total	$30,793	$36,107	$65,565	$76,280

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
Segment Adjusted EBITDA
Franchise	$5,760	$5,742	$13,048	$14,430
Company Stores	(82)	539	992	1,326
Brand Funds	73	2,810	(165)	(5,532)
Total reportable segments adjusted EBITDA	5,751	9,091	13,875	10,224
Corporate and unallocated	(1,170)	(1,061)	(2,158)	(4,539)
Adjusted EBITDA	4,581	8,030	11,717	5,685
Depreciation and amortization	(1,874)	(2,906)	(4,015)	(6,023)
Interest expense, net	(1,296)	(1,286)	(2,588)	(2,513)
CEO transition and restructuring costs(1)	(119)	(131)	(363)	(2,329)
E-commerce impairment and transition costs(2)	8	(9,124)	(350)	(9,124)
Store divestitures, closures, and impairments(3)	723	(2,615)	723	(2,615)
Litigation settlement and reserves(4)	(89)	—	(1,029)	—
Income (Loss) Before Income Taxes	$1,934	$(8,032)	$4,095	$(16,919)

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)
Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third-party developed and hosted solution and non-recurring costs incurred to complete the transition.

(3)
For 2018, represents primarily gains on the refranchising of Company-owned stores. For 2017, represents primarily non-cash charges associated with the impairment and disposal of store assets upon the decision to close stores.

(4)	Accruals made for franchisee litigation settlements.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and six months ended July 2, 2018, and July 3, 2017. Prior year numbers have been adjusted to reflect the impacts of adopting ASU 2014-09 (the new revenue accounting standard) and ASU 2016-02 (the new lease accounting standard). See Recently Adopted Accounting Standards under Note 1 — Description of Business and Basis of Presentation for more information on these two standards and a reconciliation of results as previously reported to adjusted results as presented below.

	Three Months Ended				Six Months Ended
	July 2, 2018		July 3, 2017		July 2, 2018		July 3, 2017
(dollars in thousands)	$	Total % of Revenues	$ (1)	Total % of Revenues	$	Total % of Revenues	$ (1)	Total % of Revenues
Revenues
Franchise related	$14,814	48.1%	$17,392	48.2%	$31,004	47.3%	$36,790	48.2%
Company-owned stores	15,979	51.9%	18,715	51.8%	34,561	52.7%	39,490	51.8%
Total revenues	30,793	100.0%	36,107	100.0%	65,565	100.0%	76,280	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (2)	5,315	17.3%	6,303	17.5%	11,441	17.4%	13,518	17.7%
Compensation and benefits (2)	5,211	16.9%	5,924	16.4%	10,842	16.5%	12,257	16.1%
Advertising (2)	1,301	4.2%	1,739	4.8%	2,553	3.9%	3,451	4.5%
Other store operating costs (2)	3,102	10.1%	3,541	9.8%	6,205	9.5%	7,243	9.5%
Selling, general, and administrative	11,423	37.0%	10,823	30.0%	24,436	37.3%	36,525	47.9%
Depreciation and amortization	1,874	6.1%	2,906	8.0%	4,015	6.1%	6,023	7.9%
(Gain) loss on disposal or impairment of property and equipment	(715)	(2.3)%	11,568	32.0%	(713)	(1.1)%	11,577	15.2%
Total costs and expenses	27,511	89.3%	42,804	118.5%	58,779	89.6%	90,594	118.8%
Operating Income (Loss)	3,282	10.7%	(6,697)	(18.5)%	6,786	10.4%	(14,314)	(18.8)%
Interest expense, net	1,296	4.2%	1,286	3.6%	2,588	4.0%	2,513	3.3%
Other expense, net	52	0.2%	49	0.1%	103	0.2%	92	0.1%
Income (Loss) Before Income Taxes	1,934	6.3%	(8,032)	(22.2)%	4,095	6.2%	(16,919)	(22.2)%
Provision for (benefit from) income taxes	548	1.8%	(1,947)	(5.3)%	1,129	1.7%	(5,627)	(7.4)%
Net Income (Loss)	$1,386	4.5%	$(6,085)	(16.9)%	$2,966	4.5%	$(11,292)	(14.8)%

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

(2)
Please see the table presented under Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store sales for the three and six months ended July 2, 2018, and July 3, 2017.

Revenues
Total revenues. In the three months ended July 2, 2018, total revenues decreased compared to the three months ended July 3, 2017, primarily due to (a) a decline in comparable store sales of 2.4%, (b) a decline in the number of Company-owned and franchise stores period-over-period; and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
In the six months ended July 2, 2018, total revenues decreased compared to the six months ended July 3, 2017, primarily due to (a) a decline in comparable store sales of 3.2%, (b) a decline in the number of Company-owned and franchise stores period-over-period; and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Franchise revenues. Franchise revenues decreased in the three months ended July 2, 2018, compared to the three months ended July 3, 2017, due to (a) a decline in Franchise comparable store sales of 2.2%, (b) a net decline of 46 franchise stores period-over-period, and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.

Franchise revenues decreased in the six months ended July 2, 2018, compared to the six months ended July 3, 2017, due to (a) a decline in Franchise comparable store sales of 3.2%, (b) a net decline of 46 franchise stores period-over-period, and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Company-owned stores revenue. Company-owned stores revenue decreased in the three months ended July 2, 2018, compared to the three months ended July 3, 2017, due to a decline in comparable store sales of 4.6% and a reduction in the number of Company-owned stores period-over-period due to the refranchising of 22 and closure of five Company-owned stores since July 3, 2017.
Company-owned stores revenue decreased in the six months ended July 2, 2018, compared to the six months ended July 3, 2017, due to a decline in comparable store sales of 3.6% in the six months ended July 2, 2018, compared to the six months ended July 3, 2017, and a reduction in the number of Company-owned stores period-over-period due to the refranchising of 22 and closure of five Company-owned stores since July 3, 2017.
Costs and Expenses
Total costs and expenses. Total costs and expenses decreased in the three months ended July 2, 2018, compared to the three months ended July 3, 2017, primarily as a result of impairments to our former e-commerce platform and to Company-owned store assets in the three months ended July 3, 2017.
Total costs and expenses decreased in the six months ended July 2, 2018, compared to the six months ended July 3, 2017, primarily as a result of additional advertising costs incurred during the first quarter of 2017 associated with the national advertising test and the aforementioned impairments to our former e-commerce platform and to Company-owned store assets in the three months ended July 3, 2017.
Store operating costs. Store operating costs as a percentage of total revenues decreased in the three and six months ended July 2, 2018, compared to the three and six months ended July 3, 2017. The following table presents the components of store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended		Six Months Ended
	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
Store operating costs as a % of Company-owned store sales:
Cost of food and packaging	33.3%	33.7%	33.1%	34.2%
Compensation and benefits	32.6%	31.7%	31.4%	31.0%
Advertising	8.1%	9.3%	7.4%	8.7%
Occupancy and other store operating costs	19.4%	18.8%	17.9%	18.4%
Total store operating costs	93.4%	93.5%	89.8%	92.3%
Total store operating costs as a percentage of Company-owned store sales decreased 10 and 250 basis points overall, respectively, in the three and six months ended July 2, 2018, compared to the three and six months ended July 3, 2017, due primarily to the effect of Company-owned store portfolio changes in select markets and as further explained below:

•
Cost of food and packaging. Food and packaging costs declined during the three and six months ended July 2, 2018 compared to the three and six months ended July 3, 2017 primarily due to the closing of five stores since July 3, 2017 that had lower sales and higher food costs as a percentage of store sales than the system average.

•
Compensation and benefits. Compensation and benefits increased during the three and six months ended July 2, 2018 compared to the three and six months ended July 3, 2017 primarily due to minimum wage increases in markets where we have Company-owned stores.

•
Advertising costs. Advertising costs decreased in the three and six months ended July 2, 2018 compared to the three and six months ended July 3, 2017 due to reduced levels of spending on advertising during the second quarter ended July 2, 2018.

▪
Occupancy and other store operating costs. The increase in occupancy and other store operating costs as a percentage of Company-owned store sales during the three months ended July 2, 2018, compared to the three months ended July 3, 2017 was primarily a result of increased repairs and maintenance expenditures during the three months ended July 2, 2018.

The decrease in occupancy and other store operating costs as a percentage of Company-owned store sales during the six months ended July 2, 2018, compared to the six months ended July 3, 2017 was primarily a result of closing five stores since July 3, 2017 that had lower sales and higher occupancy costs as a percentage of store sales than the system average. In addition, during the third quarter of 2017, the Company recorded an impairment charge for underperforming stores in four markets, including lease ROU assets, which reduced future occupancy costs recognized from leases in those markets.
Selling, general, and administrative. Selling, general, and administrative costs increased in the three months ended July 2, 2018, compared to the three months ended July 3, 2017, primarily due to increased spending on broadcast and digital media in the Brand Marketing Fund during the current year.
Selling, general, and administrative costs decreased in the six months ended July 2, 2018, compared to the six months ended July 3, 2017, primarily due to Brand Marketing Fund expenses incurred in 2017 associated with our first test of a national media campaign, and severance and restructuring costs incurred in 2017 associated with executive turnover and staff reductions.
Depreciation and amortization. Depreciation and amortization decreased in the three and six months ended July 2, 2018, compared to the three and six months ended July 3, 2017, due to a reduction in Company-owned stores period-over-period and the recording of impairment charges for our former e-commerce platform and Company-owned stores in four markets during 2017.
Interest expense, net. Interest expense, net increased in the three and six months ended July 2, 2018, compared to the three and six months ended July 3, 2017, due to increased average interest rates, partially offset by a reduction in the total amount of debt outstanding period-over-period.
Income taxes. The provision for income taxes increased in the three and six months ended July 2, 2018, compared to the three and six months ended July 3, 2017, due to GAAP losses before income taxes in 2017, compared to GAAP income before income taxes in the current periods.
The effective tax rate for the three months ended July 2, 2018, was 28.3% compared to 24.2% for the three months ended July 3, 2017. The effective income tax rate increased as a result of switching to a provision rate from a benefit rate and from the negative impact of a discrete adjustment for share-based compensation expense recorded for vesting restricted common shares recorded earlier in the prior year.
The effective tax rate for the six months ended July 2, 2018, was 27.6% compared to 33.3% for the six months ended July 3, 2017. The effective income tax rate decreased primarily as a result of the federal corporate tax rate reduction made by the Tax Cuts and Jobs Act of 2017. Our income taxes have varied from what would be expected from the application of prevailing statutory rates mainly due to the effect of meal and entertainment expenses and share-based compensation expenses.
Segment Results
Franchise. Total revenues for the Franchise segment increased $0.4 million and $0.7 million in the three and six months ended July 2, 2018 compared to the three and six months ended July 3, 2017, respectively, primarily due to a change in intersegment revenues. Starting in fiscal year 2018, a royalty fee, comparable to what is charged to franchised stores, is charged to each Company-owned store. This royalty fee replaces the corporate overhead allocation that was in place through fiscal year 2017. This change increased Franchise intersegment revenues for the three and six months ended July 2, 2018 by about $0.7 million and $1.7 million, respectively compared to the three and six months ended July 3, 2017. This increase in Franchise revenues was partially offset by declines in Franchise royalty revenues of $0.4 million and $1.0 million for the three and six months ended July 2, 2018 compared to the three and six months ended July 3, 2017, respectively, as a result of a decline in Franchise comparable store sales of 2.2% and 3.2%, respectively, and a reduction in the number of franchised stores period-over-period.
Adjusted EBITDA for the Franchise segment remained flat and decreased $1.4 million in the three and six months ended July 2, 2018, compared to the three and six months ended July 3, 2017, respectively, primarily due to the aforementioned changes in the corporate overhead cost allocation methodology.
Company Stores. Total revenues for the Domestic Company Stores segment decreased $2.7 million and $4.9 million in the three and six months ended July 2, 2018 compared to the three and six months ended July 3, 2017, respectively, primarily due to declines in comparable store sales of 4.6% and 3.6%, respectively, and a reduction in the number of Company-owned stores period-over-period.
Adjusted EBITDA for the Domestic Company Stores segment decreased $0.6 million and $0.3 million in the three and six months ended July 2, 2018, compared to the three and six months ended July 3, 2017, primarily as a result of the closure of 5 underperforming stores since July 3, 2017 and the aforementioned change to the corporate overhead cost allocation methodology.
Brand Funds. Total revenues for the Brand Funds segment decreased $2.2 million and $4.8 million for the three and six months ended July 2, 2018, compared to the three and six months ended July 3, 2017, respectively, primarily as a result of declines in comparable domestic store sales of 2.3% and 3.1%, respectively, and fewer domestic stores period-over-period. Additionally, for the six month comparable periods, Brand Funds revenues declined due to the elimination of the incremental advertising fee of 0.85% of sales charged to domestic stores in fiscal year 2017 to partially fund the test of national advertising in the first quarter of 2017.
Adjusted EBITDA from the Brand Funds segment decreased $2.7 million for the three months ended July 2, 2018, compared to the three months ended July 3, 2017, due to advertising spending patterns in 2017 that were heavily weighted toward the first quarter as a result of our test of national advertising and significantly lower during the second quarter of 2017.
Adjusted EBITDA from the Brand Funds segment increased $5.4 million for the six months ended July 2, 2018, compared to the six months ended July 3, 2017, due to the elimination of advertising expenditures associated with our test of national advertising during the six months ended July 3, 2017.
The table below shows the net impact of the BMF on the Brand Funds segment’s adjusted EBITDA and the current fund deficit. The Convention Fund had EBITDA of zero and a fund surplus of $0.3 million and $0.8 million as of July 2, 2018 and July 3, 2017, respectively.

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2018	July 3, 2017	July 2, 2018	July 3, 2017
Opening BMF deficit	$(5,862)	$(9,413)	$(5,461)	$(1,071)
Net activity during the period	(15)	2,809	(416)	(5,533)
Ending BMF deficit	$(5,877)	$(6,604)	$(5,877)	$(6,604)

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
As of July 2, 2018, we had Cash and cash equivalents of $1.7 million and $20.0 million of available borrowings under a revolving line of credit, of which none was drawn. As of July 2, 2018, we had $84.8 million of outstanding indebtedness. Principal payments under our Senior Credit Facility are due on the last day of each fiscal quarter through the life of the Senior Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of July 2, 2018, we were in compliance with all of our covenants and other obligations under our Senior Credit Facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing, and financing activities for the periods presented:

	Six Months Ended
(in thousands)	July 2, 2018	July 3, 2017
Cash flows from operating activities	$3,385	$3,515
Cash flows from investing activities	7,150	138
Cash flows from financing activities	(11,020)	(4,183)
Total cash flows	$(485)	$(530)
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.4 million for the six months ended July 2, 2018, resulted primarily from net income of $3.0 million, adjusted for items such as depreciation and amortization, gains and losses on the disposal or impairment of property and equipment, and changes in operating assets and liabilities. The $0.1 million decrease for the six months ended July 2, 2018, compared to the six months ended July 3, 2017, was primarily driven by reduced spending on marketing during the first quarter of 2018 compared to the first quarter of 2017, which included our test of national advertising. This reduction in advertising spend was partially offset by lower advertising fee revenues due to the elimination of an incremental advertising fee of 0.85% of sales charged to all stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Cash Flows from Investing Activities
Net cash provided by investing activities was $7.2 million for the six months ended July 2, 2018, compared to net cash provided of $0.1 million for the six months ended July 3, 2017. The $7.1 million increase in cash provided by investing activities was due primarily to $7.7 million in proceeds from the sale and refranchising of 22 stores in the six months ended July 2, 2018 compared to proceeds of $2.2 million from the sale and refranchising of 22 stores for the six months ended July 3, 2017, and a period-over-period decrease of $1.8 million in capital expenditures for property, plant, and equipment
Cash Flows from Financing Activities
Net cash used by financing activities was $11.0 million for the six months ended July 2, 2018, compared to net cash used of $4.2 million for the six months ended July 3, 2017. The $6.8 million increase in net cash used by financing activities was primarily due to extra payments on our long-term debt and no net borrowings under our revolving credit facility during the six months ended July 2, 2018.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a "smaller reporting company", we are not required to provide the information required by this Item.

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
Franchise Owner Litigation
The Company currently is subject to litigation with a group of its franchise owners described in more detail in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2018 and in Note 16 — Commitments and Contingencies to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
In April 2018, the Company reached resolution with four of the remaining franchise owner groups, conditioned upon dismissal of their claims.
In June 2018, the Company reached resolution with an additional franchise owner group.
On June 29, 2018, the Superior Court in Clark County, Washington granted the Company’s motion to strike the remaining franchise owner groups’ jury demand. The Court denied the Company’s motion for separate trials, because at the time of the hearing there were only two franchise owner groups remaining in the case, based on tentative settlements with two other groups.
In July 2018, the Company finalized the tentative settlements with two of the aforementioned franchise owner groups, conditioned upon dismissal of their claims. There are two groups remaining in the case, with a trial likely to be set in the first half of 2019.
TCPA Litigation
The Company currently is named as a defendant in a putative class action lawsuit alleging the Company failed to comply with the requirements of the Telephone Consumer Protection Act (“TCPA”) when it sent SMS text messages to consumers. This litigation is described in more detail in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2018 and in Note 16 — Commitments and Contingencies to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
On April 23, 2018, the parties entered into a Settlement Agreement and Release and plaintiffs filed a Motion and Memorandum for Preliminary Approval of Settlement with the United States District Court for the Western District of Washington. The Court gave preliminary approval to the settlement on May 16, 2018, in its Preliminary Approval Order Approving Settlement, Certifying Settlement Class, Approving Notice Plan, and Setting Fairness Hearing. The Settlement Agreement, subject to final approval from the Court, will result in the final resolution of the lawsuit; however, the Company provides no assurance that the final settlement agreement will be approved by the Court, or that the lawsuit will be finally resolved.
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

Item 6. Exhibits.

Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.1	Purchase and Sale Agreement dated April 17, 2018 among Papa Murphy's Company Stores, Inc., Papa Murphy's International LLC, and Fresh Take, LLC.	10-Q	001-36432	10.3	May 10, 2018
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

Date: August 1, 2018