Form 10-Q
period 2018-10-01
Papa Murphy's Holdings, Inc.
filed 2018-11-07
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 1, 2018
OR
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]. No [ ].
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
At November 2, 2018, there were 17,027,935 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
(In thousands, except share and per share data)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Revenues
Franchise related	$15,872	$16,171	$46,876	$52,961
Company-owned stores	12,958	17,520	47,519	57,010
Total revenues	28,830	33,691	94,395	109,971

Costs and Expenses
Store operating costs:
Cost of food and packaging	4,216	5,858	15,657	19,376
Compensation and benefits	4,341	5,478	15,183	17,735
Advertising	1,147	1,604	3,700	5,055
Occupancy and other store operating costs	2,720	3,012	8,925	10,255
Selling, general, and administrative	11,710	12,517	36,146	49,042
Depreciation and amortization	1,662	2,336	5,677	8,359
Loss on disposal or impairment of property and equipment	2,521	6,253	1,808	17,830
Total costs and expenses	28,317	37,058	87,096	127,652
Operating Income (Loss)	513	(3,367)	7,299	(17,681)

Interest expense, net	1,254	1,305	3,842	3,818
Other expense, net	57	57	160	149
(Loss) Income Before Income Taxes	(798)	(4,729)	3,297	(21,648)

(Benefit from) provision for income taxes	(159)	(2,051)	970	(7,678)
Net (Loss) Income	$(639)	$(2,678)	$2,327	$(13,970)

(Loss) earnings per share of common stock
Basic	$(0.04)	$(0.16)	$0.04	$(0.83)
Diluted	$(0.04)	$(0.16)	$0.04	$(0.83)
Weighted average common stock outstanding
Basic	16,944,777	16,882,193	16,924,037	16,863,122
Diluted	16,944,777	16,882,193	16,963,084	16,863,122
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	October 1, 2018	January 1, 2018
(In thousands, except par value and share data)	(unaudited)	(as adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$3,359	$2,174
Accounts receivable, net	3,088	3,788
Inventories	590	719
Prepaid expenses and other current assets	2,964	2,281
Total current assets	10,001	8,962
Property and equipment, net	4,988	10,064
Operating lease right of use assets	9,608	16,331
Goodwill	101,763	107,751
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	28,372	31,655
Assets held for sale	3,415	—
Other assets	678	350
Total assets	$245,827	$262,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,889	$5,389
Accrued expenses and other current liabilities	10,924	12,382
Current portion of lease liabilities	2,115	3,382
Current portion of unearned franchise and development fees	1,747	1,564
Current portion of long-term debt	3,000	8,400
Total current liabilities	21,675	31,117
Long-term debt, net of current portion	81,527	86,994
Lease liabilities, net of current portion	9,580	16,296
Unearned franchise and development fees, net of current portion	8,969	10,037
Deferred tax liability	22,642	21,825
Other long-term liabilities	4,325	1,704
Total liabilities	148,718	167,973
Commitments and contingencies (Note 16)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 17,031,707 and 16,971,461 shares issued, respectively)	170	170
Additional paid-in capital	121,254	120,614
Accumulated deficit	(24,315)	(26,642)
Total stockholders’ equity	97,109	94,142
Total liabilities and stockholders’ equity	$245,827	$262,115
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	October 1, 2018	October 2, 2017
(In thousands)	(unaudited)	(as adjusted)
Operating Activities
Net income (loss)	$2,327	$(13,970)
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	5,677	8,359
Loss on disposal or impairment of property and equipment	1,808	17,830
Deferred taxes	817	(7,831)
Stock-based compensation	561	489
Other non-cash items	253	341
Change in operating assets and liabilities
Accounts receivable	714	2,285
Prepaid expenses and other assets	1,025	3,885
Unearned franchise and development fees	(1,011)	(158)
Accounts payable	(1,693)	(2,028)
Accrued expenses and other liabilities	(5,459)	(978)
Net cash from operating activities	5,019	8,224

Investing Activities
Acquisition of property and equipment	(497)	(2,957)
Proceeds from sale of property and equipment	7,586	2,206
Payments received on notes receivable	97	42
Net cash from investing activities	7,186	(709)

Financing Activities
Payments on term loan	(11,100)	(7,879)
Advances on revolver	4,500	12,700
Payments on revolver	(4,500)	(13,500)
Repurchases of common stock	—	(6)
Proceeds from exercise of stock options	80	—
Net cash from financing activities	(11,020)	(8,685)

Net change in cash and cash equivalents	1,185	(1,170)
Cash and Cash Equivalents, beginning of period	2,174	2,069
Cash and Cash Equivalents, end of period	$3,359	$899

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$3,668	$3,637
Cash paid (received) during the period for income taxes	$100	$(246)
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of Business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy’s Take ‘N’ Bake pizza stores owned by the Company. As of October 1, 2018, the Company had 1,460 stores consisting of 1,420 domestic stores (1,307 franchised stores and 113 Company-owned stores) across 37 states, plus 40 franchised stores in Canada and the United Arab Emirates.
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
The Company has determined that ASU 2014-09 requires a gross presentation on the Company’s Condensed Consolidated Statements of Operations for revenues and related expenses of the BMF and Convention Fund, or Brand Funds. These funds exist solely for the purpose of promoting the Papa Murphy’s brand in the U.S. While this change materially affects the gross amount of reported revenues and expenses, the effect generally is an offsetting increase to both revenues and expenses with no net effect on reported Operating Income (Loss) and Net (Loss) Income.
Refer to Impacts to Reported Results below for more detailed effects of adoption on the Company’s financial statements and refer to Note 10 — Revenue for more information on our accounting for revenue.
Leases
The Company early adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) as of January 2, 2018, concurrent with the adoption of the new revenue standard. The Company adopted this standard using the modified retrospective approach and elected the available practical expedients on adoption. Accordingly, previously reported financial information has been restated to reflect the application of the new standard to all comparative periods presented.
Adoption of the new standard has had a material impact on the Company’s interim unaudited condensed consolidated financial statements. The most significant impacts related to the (i) recognition of right-of-use ("ROU") assets and lease liabilities for operating leases, and (ii) changes in occupancy costs and impairment losses related to prior year store closures and impairments. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. A loss is recognized when the ROU asset is impaired in connection with the impairment of a store’s assets due to economic or other factors.
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

Impacts to Reported Results
Adoption of the standards related to revenue recognition and leases affected the Company’s previously reported results as follows:

Statement of Operations	Three Months Ended October 2, 2017
	(unaudited)
(in thousands, except earnings per share)	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted
Total revenues (1)	$26,825	$6,866	$—	$33,691
Store operating costs	16,647	(357)	(338)	15,952
Selling, general, and administrative (1)	5,596	6,929	(8)	12,517
Loss on disposal or impairment of property and equipment	4,327	—	1,926	6,253
(Benefit from) provision for income taxes	(1,575)	109	(585)	(2,051)
Net (loss) income	(1,869)	185	(994)	(2,678)
Diluted (loss) earnings per share	(0.11)	0.01	(0.06)	(0.16)

(1)
Recognition of advertising revenue and expense on a gross basis instead of a net basis by the Brand Funds comprised $6.6 million of the revenue adjustment and $6.9 million of the expense adjustment under the revenue standard. The revenue adjustment due to the change in method of recognizing franchise and development fees was $0.3 million.

Statement of Operations	Nine Months Ended October 2, 2017
	(unaudited)
(in thousands, except earnings per share)	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted
Total revenues (1)	$87,920	$22,051	$—	$109,971
Store operating costs	54,855	(1,165)	(1,270)	52,420
Selling, general, and administrative (1)	26,216	22,860	(34)	49,042
Loss on disposal or impairment of property and equipment	15,377	—	2,453	17,830
(Benefit from) provision for income taxes	(7,384)	132	(426)	(7,678)
Net (loss) income	(13,471)	224	(723)	(13,970)
Diluted (loss) earnings per share	(0.80)	0.01	(0.04)	(0.83)

(1)
Recognition of advertising revenue and expense on a gross basis instead of a net basis by the Brand Funds comprised $21.7 million of the revenue adjustment and $22.9 million of the expense adjustment under the revenue standard. The revenue adjustment due to the change in method of recognizing franchise and development fees was $0.4 million.

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

Note 2 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	October 1, 2018	January 1, 2018
(in thousands)	(unaudited)	(as adjusted)
Prepaid media production costs	$718	$376
Prepaid software and support	713	223
Prepaid occupancy related costs	271	159
Prepaid insurance	376	377
Taxes receivable	129	182
POS software licenses for resale	368	364
Assets held for sale	241	432
Advertising cooperative assets, restricted	71	4
Other	77	164
Total prepaid expenses and other current assets	$2,964	$2,281

Note 3 — Property and Equipment
Property and equipment are net of accumulated depreciation of $18.2 million and $21.9 million at October 1, 2018, and January 1, 2018, respectively. Depreciation expense amounted to $0.6 million and $1.2 million during the three months ended October 1, 2018, and October 2, 2017, respectively. Depreciation expense amounted to $2.4 million and $4.8 million during the nine months ended October 1, 2018, and October 2, 2017, respectively.

Note 4 — Divestitures
On April 23, 2018, the Company completed the sale and refranchise of two Company-owned stores in Arkansas. On May 21, 2018 and June 25, 2018, respectively, the Company completed the sale and refranchise of ten Company-owned stores in the Denver, Colorado area and ten stores in the Colorado Springs, Colorado area. On October 1, 2018 the Company completed the sale and refranchise of seven stores in the Dallas, Texas area. The aggregate sale price for the 29 stores was $7.7 million, paid in cash and a long-term receivable of $0.4 million. The Company recognized a pre-tax loss from these dispositions of $1.1 million. The Company recorded a contingent liability for marketing expenditures of $1.5 million, of which $0.4 million is recorded as accrued expenses and other current liabilities and $1.1 million is recorded as other long-term liabilities on the Company's Condensed Consolidated Balance Sheets. In connection with the sale, the buyers paid $450,000 in franchise fees. These dispositions did not meet the criteria for accounting as a discontinued operation.

Note 5 — Goodwill
The following summarizes changes to the Company’s goodwill, by reportable segment:

(in thousands)	Company Stores	Franchise	Total
Balance at January 1, 2018	$26,205	$81,546	$107,751
Allocated to assets held for sale	(833)	—	(833)
Disposition	(5,155)	—	(5,155)
Balance at October 1, 2018	$20,217	$81,546	$101,763

There is no goodwill associated with the Brand Funds segment. The Company has determined that during the three months ended October 1, 2018, there were no triggering events that would require an updated impairment review. The goodwill disposal is from the sale of Company-owned stores to franchise owners (see Note 4 — Divestitures).

Note 6 — Intangible Assets
Definite-lived intangible assets are net of accumulated amortization of $33.4 million and $30.2 million as of October 1, 2018, and January 1, 2018, respectively. Amortization expense amounted to $1.1 million during each of the three months ended October 1, 2018, and October 2, 2017. Amortization expense amounted to $3.3 million and $3.5 million during the nine months ended October 1, 2018, and October 2, 2017, respectively.

Note 7 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	October 1, 2018	January 1, 2018
Term loan	$81,800	$92,900
Notes payable	3,000	3,000
Total principal amount of long-term debt	84,800	95,900
Unamortized debt issuance costs	(273)	(506)
Total long-term debt	84,527	95,394
Less current portion	(3,000)	(8,400)
Total long-term debt, net of current portion	$81,527	$86,994
Senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of Papa Murphy’s Holdings, Inc., entered into a $132.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit subfacility and a $1.0 million swing-line loan subfacility. The term loan and any loans made under the revolving credit facility mature in August 2019. As of October 1, 2018, the term loan bears interest at a rate of 5.5% per annum based on the LIBOR rate option plus the applicable margin.
The weighted average interest rate for all borrowings under the Senior Credit Facility for the third quarter of 2018 was 5.4%.
On November 6, 2018, PMI Holdings, Inc. entered into a second amendment to its Senior Credit Facility. The amendment, among other things, extends the term of the Senior Credit Facility by twelve months to August 2020 and reduces the revolving credit facility from $20.0 million to $7.5 million (see Note 18 — Subsequent Events). With an amended maturity date of over one year from October 1, 2018, balances outstanding under the amended Senior Credit Facility are classified as non-current on the Condensed Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $2.1 million due on the last day of each fiscal quarter.
Notes payable
Papa Murphy’s Company Stores, Inc., a wholly owned subsidiary of Papa Murphy’s Holdings, Inc., has a $3.0 million note payable which bears interest at a rate of 5.0% per annum and matures in December 2018. This note is subordinated to the Senior Credit Facility.
On October 25, 2018, Papa Murphy's Company Stores, Inc. entered into a second amendment to the note payable which extends the maturity date of the note to January 2019 (see Note 18 — Subsequent Events).

Note 8 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the fair value of the Company’s financial instruments:

	October 1, 2018		January 1, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurement
Financial assets
Notes receivable (1)	$—	$—	$97	$88	Level 3
Other receivables (1)	391	335	—	—	Level 3

(1)
The fair value of notes receivable and other receivables were estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread. The notes receivable were paid in full as of October 1, 2018.

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

Note 9 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	October 1, 2018	January 1, 2018
(in thousands)	(unaudited)	(as adjusted)
Accrued compensation and related costs	$3,447	$3,902
Accrued legal settlement costs	2,700	3,940
Gift cards payable	1,898	2,676
Accrued interest and non-income taxes payable	384	461
Convention fund balance	765	841
Advertising cooperative liabilities	116	60
Lease liabilities held for sale	758	—
Other	856	502
Total accrued expenses and other current liabilities	$10,924	$12,382
Accrued legal settlement costs decreased since January 1, 2018 due to $1.8 million in payments to partially settle the TCPA class action lawsuit and $3.2 million in payments to settle franchise litigation claims that reduced the $3.7 million accrual for legal settlement costs related to the franchise litigation recorded in the current year. Both lawsuits are discussed in more detail in Note 16 — Commitments and Contingencies. Included in Accounts receivable, net is an insurance receivable equal to 75% of the anticipated settlement of the franchise owner lawsuit.

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
Franchise revenues are recognized by the Company from the following different sources:

•
Royalty revenues. Royalty revenues, which include advertising fees from domestic franchise stores, are based on a percentage of sales and are recognized when the food items are delivered to or carried out by customers. Payments for domestic royalties and advertising fees are generally due and collected within seven days of the prior week end date. Payments for international royalties are due and collected within 30 days of month-end.

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

Revenues by contract type were as follows:

	Three Months Ended October 1, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$8,279	$—	$3,362	$11,641
Franchise fees	756	—	—	756
Vendor payments	—	—	1,312	1,312
E-commerce fees	602	—	—	602
Other franchise and brand	29	—	1,532	1,561
Company-owned stores	—	12,958	—	12,958
Total revenues	9,666	12,958	6,206	28,830
Intersegment revenues	695	—	346	1,041
Reconciliation to business segment revenues	$10,361	$12,958	$6,552	$29,871

	Three Months Ended October 2, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$8,539	$—	$5,050	$13,589
Franchise fees	563	—	—	563
Vendor payments	—	—	1,038	1,038
E-commerce fees	435	—	—	435
Other franchise and brand	21	—	525	546
Company-owned stores	—	17,520	—	17,520
Total revenues	9,558	17,520	6,613	33,691
Intersegment revenues	52	—	387	439
Reconciliation to business segment revenues	$9,610	$17,520	$7,000	$34,130

	Nine Months Ended October 1, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$26,462	$—	$10,740	$37,202
Franchise fees	2,216	—	—	2,216
Vendor payments	—	—	3,265	3,265
E-commerce fees	1,664	—	—	1,664
Other franchise and brand	64	—	2,465	2,529
Company-owned stores	—	47,519	—	47,519
Total revenues	30,406	47,519	16,470	94,395
Intersegment revenues	2,480	—	1,203	3,683
Reconciliation to business segment revenues	$32,886	$47,519	$17,673	$98,078

	Nine Months Ended October 2, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$27,674	$—	$16,319	$43,993
Franchise fees	2,101	—	—	2,101
Vendor payments	—	—	3,493	3,493
E-commerce fees	1,421	—	—	1,421
Other franchise and brand	67	—	1,886	1,953
Company-owned stores	—	57,010	—	57,010
Total revenues	31,263	57,010	21,698	109,971
Intersegment revenues	169	—	1,233	1,402
Reconciliation to business segment revenues	$31,432	$57,010	$22,931	$111,373
Revenues by geographic location were as follows:

	Three Months Ended October 1, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$9,589	$12,958	$6,206	$28,753
International	77	—	—	77
Total revenues	$9,666	$12,958	$6,206	$28,830

	Three Months Ended October 2, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$9,463	$17,520	$6,613	$33,596
International	95	—	—	95
Total revenues	$9,558	$17,520	$6,613	$33,691

	Nine Months Ended October 1, 2018
	(unaudited)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$30,168	$47,519	$16,470	$94,157
International	238	—	—	238
Total revenues	$30,406	$47,519	$16,470	$94,395

	Nine Months Ended October 2, 2017
	(as adjusted)
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$30,962	$57,010	$21,698	$109,670
International	301	—	—	301
Total revenues	$31,263	$57,010	$21,698	$109,971

Contract Balances
Changes in the balances of contract liabilities (unearned revenue) during the periods reported were as follows:

(in thousands)	Contract Liabilities
Balance at January 1, 2018	$11,151
Revenue recognized that was included in the balance at the beginning of the period	(2,129)
Cash received, net of amounts recognized as revenue during the period	1,449
Contract refunds	(305)
Balance at October 1, 2018	$10,166
The Company had a refund liability of $0.5 million as of each of October 1, 2018 and January 1, 2018. Receivables from contracts with customers included in Accounts receivable, net were $2.6 million as of October 1, 2018 and $3.8 million as of January 1, 2018, respectively.
The following table includes estimated franchise fee revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of October 1, 2018 (in thousands):

Fiscal year	2018	$410
	2019	1,598
	2020	1,458
	2021	1,299
	2022	1,135
	Thereafter	4,266
	Total	$10,166

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
Lease terms for Company-owned stores are generally five years with one or more five-year renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. The Company’s leases have remaining lease terms of 0.5 to 10.2 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Economic performance of a store is the primary factor used to estimate whether an option to extend a lease term will be exercised or not.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense for the periods reported are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Operating lease cost	$818	$1,150	$2,903	$3,609
Short-term lease cost	11	5	36	16
Variable lease cost	2	5	8	26
Sublease income	(16)	(17)	(42)	(53)
Total lease cost	$815	$1,143	$2,905	$3,598
Supplemental cash flow information related to leases for the periods reported is as follows:

	Nine Months Ended
(in thousands)	October 1, 2018	October 2, 2017
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,303	$3,655
Right-of-use assets obtained in exchange for new operating lease liabilities	505	213
Weighted-average remaining lease term of operating leases	4.8 years	6.1 years
Weighted-average discount rate of operating leases	4.5%	4.8%
Future minimum lease payments under non-cancelable leases as of October 1, 2018 are as follows (in thousands):

Fiscal year	2018	$765
	2019	4,500
	2020	3,736
	2021	2,626
	2022	1,865
	Thereafter	3,382
	Total future minimum lease payments	16,874
	Less imputed interest	(2,839)
	Less lease liabilities held for sale(1)	(2,340)
	Total Lease Liabilities	$11,695

(1)
Lease liabilities held for sale includes $0.8 million reported in Accrued expenses and other current assets (see Note 9 — Accrued Expenses and Other Current Liabilities) and $1.5 million reported in Other long-term liabilities in the Company's Condensed Consolidated Balance Sheets.

As of October 1, 2018, the Company had no operating leases that had not yet commenced.
Lease guarantees
The Company is the guarantor for operating leases of 37 franchised stores that have terms expiring on various dates from October 2018 to April 2025. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. For the nine months ended October 1, 2018, the Company was required to perform under one of these guarantees when a franchisee declared bankruptcy and defaulted on its obligations. As a result, the Company recorded a loss contingency of $170,000 for the nine months ended October 1, 2018. As of October 1, 2018, the Company does not believe it probable that it would be required to perform under any of the remaining guarantees.

Note 12 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
(Benefit from) provision for income taxes	$(159)	$(2,051)	$970	$(7,678)
(Loss) income before income taxes	(798)	(4,729)	3,297	(21,648)
Effective income tax rate	19.9%	43.4%	29.4%	35.5%
The effective income tax rate for the three months ended October 1, 2018 includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes and the relative impact of those differences on a small quarterly (loss) income before income taxes. The effective tax rate for the three months ended October 2, 2017, includes the effect of certain Federal General Business Credits confirmed during the quarter.
The effective income tax rate for the nine months ended October 1, 2018 includes the effect of certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the nine months ended October 2, 2017, includes the effect of a discrete adjustment for the share-based compensation expense recorded for vesting restricted common shares.

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
Restricted common shares
Information with respect to restricted stock awards is as follows:

	Number of Shares of Restricted Common Stock		Weighted Average Award Date Fair Value Per Share
	Time Vesting	Market Condition
Unvested, January 1, 2018	34,898	40,354	$3.44
Granted	41,000	—	5.33
Vested	(28,898)	—	4.60
Repurchased	—	(754)	0.19
Unvested, October 1, 2018	47,000	39,600	$3.97
Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
	Time Vesting	Market Condition
Outstanding, January 1, 2018	949,115	158,127	$7.60
Granted	210,700	—	5.12
Exercised	(20,000)	—	3.99
Forfeited	(79,104)	(578)	9.26
Outstanding, October 1, 2018	1,060,711	157,549	$7.12	8.0 years	$428
Exercisable, October 1, 2018	372,169	—	$9.55	6.6 years	$103

Compensation cost
Stock-based compensation expense recognized in connection with the Incentive Plans for the three months ended October 1, 2018 and October 2, 2017 amounted to $0.2 million and $0.1 million, respectively. Stock-based compensation expense recognized in connection with the Incentive Plans for the nine month periods ended October 1, 2018 and October 2, 2017 amounted to $0.6 million and $0.5 million, respectively.
As of October 1, 2018, total unrecognized stock-based compensation expense was $1.5 million, with $1.2 million associated with time vesting awards and $0.3 million associated with market condition awards. The remaining weighted average period for unrecognized stock-based compensation expense was 2.2 years as of October 1, 2018.

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
Information on the Company’s BMF balances for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Opening BMF deficit	$(5,877)	$(6,604)	$(5,461)	$(1,071)
Net activity during the period	461	1,718	45	(3,815)
Ending BMF deficit	$(5,416)	$(4,886)	$(5,416)	$(4,886)
As of October 1, 2018, previously recognized expenses of $5.4 million may be recovered in future periods if subsequent BMF contributions exceed expenditures.

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

The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
(in thousands, except per share data)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Earnings:
Net (loss) income	$(639)	$(2,678)	$2,327	$(13,970)
Shares:
Weighted average common shares outstanding	16,945	16,882	16,924	16,863
Dilutive effect of restricted equity awards (1)	—	—	39	—
Diluted weighted average number of shares outstanding	16,945	16,882	16,963	16,863
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.04)	$(0.16)	$0.04	$(0.83)
Diluted (loss) earnings per share	$(0.04)	$(0.16)	$0.04	$(0.83)

(1)
The Company’s securities that provide a right to receive common stock in the future such as stock options and restricted stock were not included in the computation of diluted EPS for the three months ended October 1, 2018 and the three and nine months ended October 2, 2017, as the effect of including these shares in the calculation would have been anti-dilutive.

For the three months ended October 1, 2018, and October 2, 2017, an aggregated total of 0.6 million shares and 0.8 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive. For the nine months ended October 1, 2018, and October 2, 2017, an aggregated total of 0.6 million shares and 1.0 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

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
In July 2018, the Company entered into final settlements with two of the aforementioned franchise owner groups.
In September 2018, the Company entered into a final settlement with an additional franchise owner group.
There is one group remaining in the case, with a trial scheduled to start in the spring of 2019 in the Superior Court in Clark County, Washington.
The Company is named as a defendant in a putative class action lawsuit filed by plaintiff John Lennartson on May 7, 2015, in the United States District Court for the Western District of Washington. The lawsuit alleges the Company failed to comply with the requirements of the Telephone Consumer Protection Act (“TCPA”) when it sent SMS text messages to consumers. Mr. Lennartson asks that the court certify the putative class and that statutory damages under the TCPA be awarded to plaintiff and each class member. On October 14, 2016, the Federal Communications Commission (“FCC”) granted the Company a limited waiver from the TCPA’s written consent requirements for certain text messages that it sent up through October 16, 2013 to individuals who, like Mr. Lennartson, provided written consent prior to October 16, 2013. On October 20, 2016, the Company filed a motion for summary judgment seeking dismissal. On October 27, 2016, Mr. Lennartson filed a motion seeking to extend the time to respond to the summary judgment motion on the basis that he intends to appeal the FCC’s waiver. On November 4, 2016, the Court granted Mr. Lennartson’s motion to continue his response to the Company’s summary judgment motion until he could complete his appeal of the FCC’s waiver order. In addition, on January 9, 2017, Mr. Lennartson filed an amended complaint adding additional plaintiffs, some of whom provided consent after October 16, 2013, and who are therefore differently situated from Mr. Lennartson, as well as additional Washington state law claims. On October 27, 2017, plaintiffs moved to certify their putative class, which the Company opposed, and on November 22, 2017, the Company moved for summary judgment on all of plaintiffs’ claims. The Court issued a stay of the case for 30 days while the parties pursued settlement negotiations. On April 23, 2018, the parties entered into a Settlement Agreement and Release and plaintiffs filed a Motion and Memorandum for Preliminary Approval of Settlement with the Court. The Court gave preliminary approval to the settlement on May 16, 2018, in its Preliminary Approval Order Approving Settlement, Certifying Settlement Class, Approving Notice Plan, and Setting Fairness Hearing. The Court gave final approval to the settlement on September 28, 2018, in its Amended Final Order Approving Class Action Settlement, which resulted in the settlement and release of all claims, subject to appeal.

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
The following tables summarize information on revenues, adjusted EBITDA and assets for each of the Company’s reportable segments and include a reconciliation of segment adjusted EBITDA to (loss) income before income taxes:

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Revenues
Franchise segment	$10,361	$9,610	$32,886	$31,432
Brand Funds segment	6,552	7,000	17,673	22,931
Intersegment eliminations	(1,041)	(439)	(3,683)	(1,402)
Franchise related	15,872	16,171	46,876	52,961
Company Stores segment	12,958	17,520	47,519	57,010
Total	$28,830	$33,691	$94,395	$109,971

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
(in thousands)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Segment Adjusted EBITDA
Franchise	$5,617	$4,778	$18,664	$19,208
Company Stores	(462)	312	529	1,637
Brand Funds	461	1,718	297	(3,814)
Total reportable segments adjusted EBITDA	5,616	6,808	19,490	17,031
Corporate and unallocated	(950)	(1,262)	(3,108)	(5,801)
Depreciation and amortization	(1,662)	(2,336)	(5,677)	(8,359)
Interest expense, net	(1,254)	(1,305)	(3,842)	(3,818)
CEO transition and restructuring costs(1)	(27)	(190)	(390)	(2,519)
E-commerce impairment and transition costs(2)	—	—	(350)	(9,124)
Store divestitures, closures, and impairments(3)	(2,521)	(5,981)	(1,797)	(8,595)
Litigation settlement and reserves(4)	—	(463)	(1,029)	(463)
(Loss) Income Before Income Taxes	$(798)	$(4,729)	$3,297	$(21,648)

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)
Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third-party developed and hosted solution and non-recurring costs incurred to complete the transition.

(3)
For 2018, represents primarily net losses on the refranchising of Company-owned stores primarily from the recording of contingent liabilities for committed marketing support expenditures in addition to impairments for Company-owned stores held for sale. For 2017, represents primarily non-cash charges associated with the impairment and disposal of store assets upon the decision to close stores.

(4)	Accruals made for litigation settlements.

	October 1, 2018	January 1, 2018
(in thousands)	(unaudited)	(as adjusted)
Total Assets
Franchise	$119,366	$121,179
Company Stores	38,838	53,226
Brand Funds	492	509
Other(1)	87,131	87,201
Total	$245,827	$262,115

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks and taxes receivable.

Note 18 — Subsequent Events
Senior secured credit facility
On November 6, 2018, PMI Holdings, Inc. entered into a second amendment to its Senior Credit Facility. The amendment, among other things, extends the term of the Senior Credit Facility by twelve months to August 2020 and reduces the revolving credit facility from $20.0 million to $7.5 million. In addition, the amendment increases the maximum leverage ratio, requires continuation of quarterly $2.1 million installment payments through the new maturity date, and increases the applicable interest rate margins.
Notes payable
On October 25, 2018, Papa Murphy's Company Stores, Inc. signed a second amendment to its note payable which extends the maturity date of the note to January 2019.
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

2018 Highlights
Revenue
Total revenues for the three months ended October 1, 2018, compared to the three months ended October 2, 2017, declined 14.4% from $33.7 million to $28.8 million. Total revenues for the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017, declined 14.2% from $110.0 million to $94.4 million. In both comparative periods, the declines in total revenues were due to (i) a decline in Company-owned store sales attributable to the refranchising of 29 and closure of six Company-owned stores since October 2, 2017, and (ii) a decline in royalties and advertising fees due to negative comparable store sales as noted below and a net decline of 47 franchise stores since October 2, 2017 (14 stores opened, 90 stores closed, and 29 stores refranchised).
Comparable store sales in 2018 compared to 2017 for selected segments were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Franchise	(1.8)%	(4.2)%	(2.7)%	(4.2)%
Company Stores	(6.9)%	(2.7)%	(4.5)%	(6.6)%
Total	(2.1)%	(4.1)%	(2.9)%	(4.5)%

Comparable store sales for the three and nine months ended October 1, 2018 were lower compared to the same periods in the prior year primarily as a result of continued competitive headwinds and both convenience and relevance gaps.
Refranchising
In recent years, we had focused our financial resources on accelerating the build out of several markets with Company-owned stores. Consistent with our current strategy, we are now working to refranchise a significant number of our Company-owned stores to experienced and well-capitalized franchisees who can further grow these markets. During the nine months ended October 1, 2018, we refranchised 29 Company-owned stores, 20 in Colorado, seven in Texas, and two in Arkansas. Our target is to continue reducing the number of Company-owned stores to no more than 50 stores by 2020.
Store Development
During the three and nine months ended October 1, 2018, our franchise owners opened two and eight stores, respectively, and we did not open any Company-owned stores. While we operate some stores as Company-owned stores, we expect the majority of our new store expansion to continue to come from new franchised store openings.
E-commerce
On March 15, 2018, as previously announced, we completed our switchover to a third-party’s e-commerce platform to accelerate progress on our convenience strategy. We have seen positive results to date as the average transaction amount continues to be about 20% higher for online orders than for in-store orders. We strategically use online-only promotions communicated through text and email messaging. The new platform enables online and mobile ordering to be fully integrated with third-party marketplace and delivery services, where available. As part of the transition, we incurred $350,000 in non-recurring conversion costs during the nine months ended October 2, 2017.
Accounting Standards
We adopted the new accounting standards for revenue recognition and leases effective January 2, 2018. These new standards had a material impact on our condensed consolidated financial statements. Beginning in fiscal year 2018, our financial results reflect adoption of the standards with prior periods restated accordingly. For the three and nine months ended October 2, 2017, the retrospective adoption of the revenue and lease standards decreased our net income by $809,000 and $499,000 and decreased our earnings per diluted share by $0.05 and $0.03, respectively. Refer to Recently Adopted Accounting Standards under Note 1 — Description of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Store average weekly sales	$9,660	$9,593	$10,225	$10,235
Comparable store sales	(2.1)%	(4.1)%	(2.9)%	(4.5)%
Comparable stores	1,442	1,483	1,442	1,483
System-wide sales (in thousands)	$184,163	$192,903	$594,062	$623,049
System-wide stores	1,460	1,542	1,460	1,542
Adjusted EBITDA (in thousands)	$4,666	$5,546	$16,382	$11,230
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
System-Wide Sales
System-wide sales includes net sales by all of our system-wide stores. This measure allows management to assess the health of our brand, our relative position to competitors, and changes in our royalty revenues.
Store Openings, Closures, Acquisitions, and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquired and divested stores to assess growth in system-wide sales, royalty revenues, and Company-owned store sales. We operate through a footprint of 1,460 stores as of October 1, 2018, of which 92.3% are franchised, located in 37 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the nine months ended October 1, 2018.

	Franchise
	Domestic	International	Total Franchise	Company Stores	Total
Store count at January 1, 2018	1,338	40	1,378	145	1,523
Openings	7	1	8	—	8
Closings	(67)	(1)	(68)	(3)	(71)
Net transfers (1)	29	—	29	(29)	—
Store count at October 1, 2018	1,307	40	1,347	113	1,460

(1)
Net transfers are the number of franchised stores acquired by us, less the number of Company-owned stores refranchised. During this period, the Company refranchised 29 Company-owned stores and did not acquire any franchised stores.

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
The following table provides a reconciliation of our net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Net (Loss) Income	$(639)	$(2,678)	$2,327	$(13,970)
Depreciation and amortization	1,662	2,336	5,677	8,359
(Benefit from) provision for income taxes	(159)	(2,051)	970	(7,678)
Interest expense, net	1,254	1,305	3,842	3,818
EBITDA	$2,118	$(1,088)	$12,816	$(9,471)
CEO transition and restructuring costs(1)	27	190	390	2,519
E-commerce impairment and transition costs(2)	—	—	350	9,124
Store divestitures, closures, and impairments(3)	2,521	5,981	1,797	8,595
Litigation settlement and reserves(4)	—	463	1,029	463
Adjusted EBITDA	$4,666	$5,546	$16,382	$11,230

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)
Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third-party developed and hosted solution and non-recurring costs incurred to complete the transition.

(3)
For 2018, represents primarily net losses on the refranchising of Company-owned stores primarily from the recording of contingent liabilities for committed marketing support expenditures in addition to impairments for Company-owned stores held for sale. For 2017, represents primarily non-cash charges associated with the impairment and disposal of store assets upon the decision to close stores.

(4)	Accruals made for litigation settlements.

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

The following tables set forth our revenues and segment adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Revenues
Franchise segment	$10,361	$9,610	$32,886	$31,432
Brand Funds segment	6,552	7,000	17,673	22,931
Intersegment eliminations	(1,041)	(439)	(3,683)	(1,402)
Franchise related	15,872	16,171	46,876	52,961
Company Stores segment	12,958	17,520	47,519	57,010
Total	$28,830	$33,691	$94,395	$109,971

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Segment Adjusted EBITDA
Franchise	$5,617	$4,778	$18,664	$19,208
Company Stores	(462)	312	529	1,637
Brand Funds	461	1,718	297	(3,814)
Total reportable segments adjusted EBITDA	5,616	6,808	19,490	17,031
Corporate and unallocated	(950)	(1,262)	(3,108)	(5,801)
Adjusted EBITDA	4,666	5,546	16,382	11,230
Depreciation and amortization	(1,662)	(2,336)	(5,677)	(8,359)
Interest expense, net	(1,254)	(1,305)	(3,842)	(3,818)
CEO transition and restructuring costs(1)	(27)	(190)	(390)	(2,519)
E-commerce impairment and transition costs(2)	—	—	(350)	(9,124)
Store divestitures, closures, and impairments(3)	(2,521)	(5,981)	(1,797)	(8,595)
Litigation settlement and reserves(4)	—	(463)	(1,029)	(463)
(Loss) Income Before Income Taxes	$(798)	$(4,729)	$3,297	$(21,648)

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)
Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third-party developed and hosted solution and non-recurring costs incurred to complete the transition.

(3)
For 2018, represents primarily net losses on the refranchising of Company-owned stores primarily from the recording of contingent liabilities for committed marketing support expenditures in addition to impairments for Company-owned stores held for sale. For 2017, represents primarily non-cash charges associated with the impairment and disposal of store assets upon the decision to close stores.

(4)	Accruals made for litigation settlements.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three and nine months ended October 1, 2018, and October 2, 2017. Prior year numbers have been adjusted to reflect the impacts of adopting ASU 2014-09 (the new revenue accounting standard) and ASU 2016-02 (the new lease accounting standard). See Recently Adopted Accounting Standards under Note 1 — Description of Business and Basis of Presentation for more information on these two standards and a reconciliation of results as previously reported to adjusted results as presented below.

	Three Months Ended				Nine Months Ended
	October 1, 2018		October 2, 2017		October 1, 2018		October 2, 2017
(dollars in thousands)	$	Total % of Revenues	$ (1)	Total % of Revenues	$	Total % of Revenues	$ (1)	Total % of Revenues
Revenues
Franchise related	$15,872	55.1%	$16,171	48.0%	$46,876	49.7%	$52,961	48.2%
Company-owned stores	12,958	44.9%	17,520	52.0%	47,519	50.3%	57,010	51.8%
Total revenues	28,830	100.0%	33,691	100.0%	94,395	100.0%	109,971	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (2)	4,216	14.6%	5,858	17.3%	15,657	16.5%	19,376	17.7%
Compensation and benefits (2)	4,341	15.1%	5,478	16.3%	15,183	16.1%	17,735	16.1%
Advertising (2)	1,147	4.0%	1,604	4.8%	3,700	3.9%	5,055	4.6%
Other store operating costs (2)	2,720	9.4%	3,012	8.9%	8,925	9.5%	10,255	9.3%
Selling, general, and administrative	11,710	40.6%	12,517	37.2%	36,146	38.4%	49,042	44.6%
Depreciation and amortization	1,662	5.8%	2,336	6.9%	5,677	6.0%	8,359	7.6%
Loss on disposal or impairment of property and equipment	2,521	8.7%	6,253	18.6%	1,808	1.9%	17,830	16.2%
Total costs and expenses	28,317	98.2%	37,058	110.0%	87,096	92.3%	127,652	116.1%
Operating Income (Loss)	513	1.8%	(3,367)	(10.0)%	7,299	7.7%	(17,681)	(16.1)%
Interest expense, net	1,254	4.4%	1,305	3.8%	3,842	4.0%	3,818	3.5%
Other expense, net	57	0.2%	57	0.2%	160	0.2%	149	0.1%
(Loss) Income Before Income Taxes	(798)	(2.8)%	(4,729)	(14.0)%	3,297	3.5%	(21,648)	(19.7)%
(Benefit from) provision for income taxes	(159)	(0.6)%	(2,051)	(6.1)%	970	1.0%	(7,678)	(7.0)%
Net (Loss) Income	$(639)	(2.2)%	$(2,678)	(7.9)%	$2,327	2.5%	$(13,970)	(12.7)%

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

(2)
Please see the table presented under Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store sales for the three and nine months ended October 1, 2018, and October 2, 2017.

Revenues
Total revenues. In the three months ended October 1, 2018, total revenues decreased compared to the three months ended October 2, 2017, primarily due to (a) a decline in comparable store sales of 2.1%, (b) a decline in the number of Company-owned and franchise stores period-over-period; and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all franchise stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
In the nine months ended October 1, 2018, total revenues decreased compared to the nine months ended October 2, 2017, primarily due to (a) a decline in comparable store sales of 2.9%, (b) a decline in the number of Company-owned and franchise stores period-over-period; and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all franchise stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Franchise revenues. Franchise revenues decreased in the three months ended October 1, 2018, compared to the three months ended October 2, 2017, primarily due to (a) a decline in Franchise comparable store sales of 1.8%, (b) a net decline of 47 franchise stores period-over-period, and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all franchise stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.

Franchise revenues decreased in the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017, primarily due to (a) a decline in Franchise comparable store sales of 2.7%, (b) a net decline of 47 franchise stores period-over-period, and (c) the elimination of an incremental advertising fee of 0.85% of sales charged to all franchise stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Company-owned stores revenue. Company-owned stores revenue decreased in the three months ended October 1, 2018, compared to the three months ended October 2, 2017, primarily due to a decline in comparable store sales of 6.9% and a reduction in the number of Company-owned stores period-over-period due to the refranchising of 29 and closure of six Company-owned stores since October 2, 2017.
Company-owned stores revenue decreased in the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017, primarily due to a decline in comparable store sales of 4.5% in the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017, and a reduction in the number of Company-owned stores period-over-period due to the refranchising of 29 and closure of six Company-owned stores since October 2, 2017.
Costs and Expenses
Total costs and expenses. Total costs and expenses decreased in the three months ended October 1, 2018, compared to the three months ended October 2, 2017, primarily as a result of impairments to our Company-owned store assets recorded in the three months ended October 2, 2017.
Total costs and expenses decreased in the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017, primarily as a result of additional advertising costs incurred during the first quarter of 2017 associated with the national advertising test, impairments to our former e-commerce platform during the second quarter of 2017, and the aforementioned impairments to Company-owned store assets recorded in the three months ended October 2, 2017.
Store operating costs. Store operating costs as a percentage of total revenues increased in the three months ended October 1, 2018, compared to the three months ended October 2, 2017 and decreased in the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017. The following table presents the components of store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Store operating costs as a % of Company-owned store sales:
Cost of food and packaging	32.5%	33.4%	32.9%	34.0%
Compensation and benefits	33.5%	31.3%	32.0%	31.1%
Advertising	8.9%	9.2%	7.8%	8.9%
Occupancy and other store operating costs	21.0%	17.2%	18.8%	18.0%
Total store operating costs	95.9%	91.1%	91.5%	92.0%
Total store operating costs as a percentage of Company-owned store sales increased by 480 basis points overall and decreased by 50 basis points overall, respectively, in the three and nine months ended October 1, 2018, compared to the three and nine months ended October 2, 2017, due primarily to the effect of Company-owned store portfolio changes in select markets and as further explained below:

•
Cost of food and packaging. Food and packaging costs declined during the three and nine months ended October 1, 2018 compared to the three and nine months ended October 2, 2017 primarily due to decreases in commodity prices and the closing of six stores since October 2, 2017 that had lower sales and higher food costs as a percentage of store sales than the system average.

•
Compensation and benefits. Compensation and benefits increased during the three and nine months ended October 1, 2018 compared to the three and nine months ended October 2, 2017 primarily due to minimum wage increases in markets where we have Company-owned stores.

•
Advertising costs. Advertising costs decreased in the three and nine months ended October 1, 2018 compared to the three and nine months ended October 2, 2017 primarily due to reduced levels of spending on advertising during the third quarter ended October 1, 2018.

▪
Occupancy and other store operating costs. The increase in occupancy and other store operating costs as a percentage of Company-owned store sales during the three and nine months ended October 1, 2018, compared to the three and nine months ended October 2, 2017 was primarily a result of gains on the settlement of lease liabilities recorded during the three months ended October 2, 2017, partially offset by increased repairs and maintenance expenditures during the three months ended October 1, 2018.

Selling, general, and administrative. Selling, general, and administrative costs decreased in the three months ended October 1, 2018, compared to the three months ended October 2, 2017, primarily as a result of reduced spending on compensation and benefits in the three months ended October 1, 2018 and legal settlement costs recorded in the three months ended October 2, 2017.
Selling, general, and administrative costs decreased in the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017, primarily as a result of Brand Marketing Fund expenses incurred in 2017 associated with our first test of a national media campaign, and severance and restructuring costs incurred in 2017 associated with executive turnover and staff reductions.
Depreciation and amortization. Depreciation and amortization decreased in the three and nine months ended October 1, 2018, compared to the three and nine months ended October 2, 2017, due to a reduction in our depreciable asset base as a result of a having fewer Company-owned stores period-over-period and the recording of impairment charges for our former e-commerce platform and Company-owned stores in four markets during 2017.
Interest expense, net. Interest expense, net decreased in the three months ended October 1, 2018, compared to the three months ended October 2, 2017, due to a reduction in the total amount of debt outstanding period-over-period, partially offset by increased average interest rates. Interest expense, net increased in the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017, due to increased average interest rates, partially offset by a reduction in the total amount of debt outstanding period-over-period.
Income taxes. The (benefit from) provision for income taxes decreased in the three and nine months ended October 1, 2018, compared to the three and nine months ended October 2, 2017, primarily due to the Federal corporate tax rate reduction made by the Tax Cuts and Jobs Act (the “2017 Tax Act”).
The effective tax rate for the three months ended October 1, 2018, was 19.9% compared to 43.4% for the three months ended October 2, 2017. The effective income tax rate decreased primarily due to the Federal corporate tax rate reduction made by the 2017 Tax Act.
The effective tax rate for the nine months ended October 1, 2018, was 29.4% compared to 35.5% for the nine months ended October 2, 2017. The effective income tax rate decreased primarily as a result of the Federal corporate tax rate reduction made by the 2017 Tax Act and from the negative impact of a discrete adjustment for share-based compensation expense recorded for vesting restricted common shares recorded earlier in the prior year. Our income taxes have varied from what would be expected from the application of prevailing statutory rates mainly due to the effect of meal and entertainment expenses and share-based compensation expenses.
Segment Results
Franchise. Total revenues for the Franchise segment increased $0.8 million and $1.5 million in the three and nine months ended October 1, 2018 compared to the three and nine months ended October 2, 2017, respectively, primarily due to a change in intersegment revenues. Starting in fiscal year 2018, a royalty fee, comparable to what is charged to franchised stores, is charged to each Company-owned store. This royalty fee replaces the corporate overhead allocation that was in place through fiscal year 2017. This change increased Franchise intersegment revenues for the three and nine months ended October 1, 2018 by $0.6 million and $2.3 million, respectively, compared to the three and nine months ended October 2, 2017. This increase in Franchise revenues was partially offset by declines in Franchise royalty revenues of $0.3 million and $1.2 million for the three and nine months ended October 1, 2018 compared to the three and nine months ended October 2, 2017, respectively, as a result of a decline in Franchise comparable store sales of 1.8% and 2.7%, respectively, and a reduction in the number of franchised stores period-over-period.
Adjusted EBITDA for the Franchise segment increased $0.8 million and decreased $0.5 million in the three and nine months ended October 1, 2018, compared to the three and nine months ended October 2, 2017, respectively, primarily due to the aforementioned changes in the corporate overhead cost allocation methodology and declines in royalty revenues.
Company Stores. Total revenues for the Domestic Company Stores segment decreased $4.6 million and $9.5 million in the three and nine months ended October 1, 2018 compared to the three and nine months ended October 2, 2017, respectively, primarily due to declines in comparable store sales of 6.9% and 4.5%, respectively, and a reduction in the number of Company-owned stores period-over-period.
Adjusted EBITDA for the Domestic Company Stores segment decreased $0.8 million and $1.1 million in the three and nine months ended October 1, 2018, respectively, compared to the three and nine months ended October 2, 2017, primarily as a result of the aforementioned decline in revenues at Company-owned stores, the closure of six underperforming stores since October 2, 2017 and the aforementioned change to the corporate overhead cost allocation methodology.
Brand Funds. Total revenues for the Brand Funds segment decreased $0.4 million and $5.3 million for the three and nine months ended October 1, 2018, compared to the three and nine months ended October 2, 2017, respectively, primarily as a result of declines in comparable domestic store sales of 2.2% and 2.8%, respectively, and fewer domestic stores period-over-period. Additionally, for the nine month comparable periods, Brand Funds revenues declined due to the elimination of the incremental advertising fee of 0.85% of sales charged to domestic stores in fiscal year 2017 to partially fund the test of national advertising in the first quarter of 2017.
Adjusted EBITDA from the Brand Funds segment decreased $1.3 million for the three months ended October 1, 2018, compared to the three months ended October 2, 2017, primarily due to advertising spending patterns in 2017 that were heavily weighted toward the first quarter as a result of our test of national advertising and significantly lower during the third quarter of 2017.
Adjusted EBITDA from the Brand Funds segment increased $4.1 million for the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017, primarily due to the elimination of advertising expenditures associated with our test of national advertising during the nine months ended October 2, 2017.
The table below shows the net impact of the BMF on the Brand Funds segment’s adjusted EBITDA and the current fund deficit. The Convention Fund had EBITDA of zero for the three and nine months ended October 1, 2018 and October 2, 2017, respectively, and a fund surplus of $0.8 million and $1.1 million as of October 1, 2018 and October 2, 2017, respectively.

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Opening BMF deficit	$(5,877)	$(6,604)	$(5,461)	$(1,071)
Net activity during the period	461	1,718	45	(3,815)
Ending BMF deficit	$(5,416)	$(4,886)	$(5,416)	$(4,886)

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
As of October 1, 2018, we had Cash and cash equivalents of $3.4 million and $20.0 million of available borrowings under a revolving line of credit, of which none was drawn. As of October 1, 2018, we had $84.8 million of outstanding indebtedness. Principal payments under our Senior Credit Facility are due on the last day of each fiscal quarter through the life of the Senior Credit Facility. On November 6, 2018, we entered into a second amendment to our Senior Credit Facility that, among other things, extended the term of the Senior Credit Facility by twelve months to August 2020 and reduced the revolving line of credit from $20.0 million to $7.5 million. We believe that our cash flows from operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of October 1, 2018, we were in compliance with all of our covenants and other obligations under our Senior Credit Facility.
For more information on the second amendment to our Senior Credit Facility, see Part II, Item 5 of this Quarterly Report on Form 10-Q.
Cash Flows
The following table presents a summary of cash flows from operating, investing, and financing activities for the periods presented:

	Nine Months Ended
(in thousands)	October 1, 2018	October 2, 2017
Cash flows from operating activities	$5,019	$8,224
Cash flows from investing activities	7,186	(709)
Cash flows from financing activities	(11,020)	(8,685)
Total cash flows	$1,185	$(1,170)

Cash Flows from Operating Activities
Net cash provided by operating activities of $5.0 million for the nine months ended October 1, 2018, resulted primarily from net income of $2.3 million, adjusted for items such as depreciation and amortization, gains and losses on the disposal or impairment of property and equipment, and changes in operating assets and liabilities. The $3.2 million decrease for the nine months ended October 1, 2018, compared to the nine months ended October 2, 2017, was primarily driven by reduced spending on marketing during the first quarter of 2018 compared to the first quarter of 2017, which included our test of national advertising. This reduction in advertising spend was partially offset by lower advertising fee revenues due to the elimination of an incremental advertising fee of 0.85% of sales charged to all franchise stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Cash Flows from Investing Activities
Net cash provided by investing activities was $7.2 million for the nine months ended October 1, 2018, compared to net cash used of $0.7 million for the nine months ended October 2, 2017. The $7.9 million increase in cash provided by investing activities was due primarily to $8.1 million in proceeds from the sale and refranchising of 29 stores in the nine months ended October 1, 2018 compared to proceeds of $2.2 million from the sale and refranchising of seven stores for the nine months ended October 2, 2017, and a period-over-period decrease of $2.5 million in capital expenditures for property, plant, and equipment.
Cash Flows from Financing Activities
Net cash used by financing activities was $11.0 million for the nine months ended October 1, 2018, compared to net cash used of $8.7 million for the nine months ended October 2, 2017. The $2.3 million increase in net cash used by financing activities was primarily due to extra payments on our long-term debt and no net borrowings under our revolving credit facility during the nine months ended October 1, 2018.

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
In July 2018, the Company entered into final settlements with two of the aforementioned franchise owner groups.
In September 2018, the Company entered into a final settlement with an additional franchise owner group.
There is one franchise owner group remaining in the case, with a trial scheduled to start in the spring of 2019 in the Superior Court in Clark County, Washington.
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
On April 23, 2018, the parties entered into a Settlement Agreement and Release and plaintiffs filed a Motion and Memorandum for Preliminary Approval of Settlement with the United States District Court for the Western District of Washington. The Court gave preliminary approval to the settlement on May 16, 2018, in its Preliminary Approval Order Approving Settlement, Certifying Settlement Class, Approving Notice Plan, and Setting Fairness Hearing. The Court gave final approval to the settlement on September 28, 2018, in its Amended Final Order Approving Class Action Settlement, which resulted in the settlement and release of all claims, subject to appeal.
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
During the three months ended October 1, 2018, the Company repurchased the following shares of common stock:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 to July 31, 2018	—		$—	—	N/A
August 1 to August 31, 2018	—		—	—	N/A
September 1 to October 1, 2018	754	(1)	0.19	—	N/A
Total	754		$0.19	—	N/A

(1)
The Company repurchased unvested restricted shares from a former employee whose employment with the Company had terminated. The unvested shares were repurchased by the Company at the historical price paid by the former employee for the unvested shares.

Item 5. Other Information
On November 6, 2018, PMI Holdings, Inc. (“PMI”), a wholly-owned subsidiary of the Company, entered into a Second Amendment to Credit Agreement (the “Second Amendment”), by and among PMI, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent on behalf of the other lenders under the Credit Agreement (as successor to Antares Capital LP (as successor to General Electric Capital Corporation), the “Administrative Agent”). The Second Amendment amends certain terms of our Credit Agreement that provides for our Senior Credit Facility, dated August 28, 2014, by and among PMI, as the borrower, the guarantors party thereto, the lenders party thereto and the Administrative Agent, as amended.
The Second Amendment provides for, among other things, (a) the extension of the maturity date from August 28, 2019 to August 28, 2020, (b) the continuation of scheduled quarterly principal payments on the outstanding term loan of $2,100,000 per quarter, (c) the reduction in the revolving line of credit under the Senior Credit Facility from $20,000,000 to $7,500,000, (d) an increase in our maximum consolidated leverage ratio of 0.25x for the quarters ending April 1, 2019 and July 1, 2019, and (e) an increase in the applicable margin applicable to borrowings under the Senior Credit Facility of (i) 50 basis points if our maximum consolidated leverage ratio is equal to or less than 4.0x during the applicable measurement period and (ii) 75 basis points if our maximum consolidated leverage ratio is greater than 4.0x during the applicable measurement period.
As a condition to the effectiveness of the Second Amendment, we paid a customary amendment fee to the lenders consenting to the Second Amendment.
The above description of the material terms and conditions of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits	Form	File Number	Exhibit	Filing Date
10.1*	Second Amendment to Credit Agreement, dated as of November 6, 2018, among PMI Holdings, Inc., Wells Fargo Bank, National Association, and the other financial institutions party thereto.
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

Date: November 7, 2018