Form 10-Q/A
period 2018-10-01
Papa Murphy's Holdings, Inc.
filed 2018-11-14
CIK 1592379

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

EXPLANATORY NOTE

Papa Murphy’s Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment No. 1”) in order to correct an arithmetical error in the Quarterly Report on Form 10-Q for the quarter ended October 1, 2018 (the “Original Form 10-Q”). The arithmetical error affected the calculation of the Company's basic and diluted earnings per share of common stock calculation for the nine months ended October 1, 2018 as disclosed in (a) the Condensed Consolidated Statements of Operations and Note 15 — Earnings per Share (EPS) to the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part 1 - Financial Information and (b) the Company's financial statements formatted in XBRL in Exhibit 101. The error was also reflected in the Company's earnings release that was issued on November 7, 2018 and furnished to the Securities and Exchange Commission on that date.

This Amendment No. 1 should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. The arithmetic error had no effect on the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows or any disclosures included in the Condensed Consolidated Statements of Operations and Notes to Condensed Consolidated FInancial Statements, other than as noted above, and Management's Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures. New certifications are supplied as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
(In thousands, except share and per share data)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Revenues
Franchise related	$15,872	$16,171	$46,876	$52,961
Company-owned stores	12,958	17,520	47,519	57,010
Total revenues	28,830	33,691	94,395	109,971

Costs and Expenses
Store operating costs:
Cost of food and packaging	4,216	5,858	15,657	19,376
Compensation and benefits	4,341	5,478	15,183	17,735
Advertising	1,147	1,604	3,700	5,055
Occupancy and other store operating costs	2,720	3,012	8,925	10,255
Selling, general, and administrative	11,710	12,517	36,146	49,042
Depreciation and amortization	1,662	2,336	5,677	8,359
Loss on disposal or impairment of property and equipment	2,521	6,253	1,808	17,830
Total costs and expenses	28,317	37,058	87,096	127,652
Operating Income (Loss)	513	(3,367)	7,299	(17,681)

Interest expense, net	1,254	1,305	3,842	3,818
Other expense, net	57	57	160	149
(Loss) Income Before Income Taxes	(798)	(4,729)	3,297	(21,648)

(Benefit from) provision for income taxes	(159)	(2,051)	970	(7,678)
Net (Loss) Income	$(639)	$(2,678)	$2,327	$(13,970)

(Loss) earnings per share of common stock
Basic	$(0.04)	$(0.16)	$0.14	$(0.83)
Diluted	$(0.04)	$(0.16)	$0.14	$(0.83)
Weighted average common stock outstanding
Basic	16,944,777	16,882,193	16,924,037	16,863,122
Diluted	16,944,777	16,882,193	16,963,084	16,863,122
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	October 1, 2018	January 1, 2018
(In thousands, except par value and share data)	(unaudited)	(as adjusted)
ASSETS
Current Assets
Cash and cash equivalents	$3,359	$2,174
Accounts receivable, net	3,088	3,788
Inventories	590	719
Prepaid expenses and other current assets	2,964	2,281
Total current assets	10,001	8,962
Property and equipment, net	4,988	10,064
Operating lease right of use assets	9,608	16,331
Goodwill	101,763	107,751
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	28,372	31,655
Assets held for sale	3,415	—
Other assets	678	350
Total assets	$245,827	$262,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,889	$5,389
Accrued expenses and other current liabilities	10,924	12,382
Current portion of lease liabilities	2,115	3,382
Current portion of unearned franchise and development fees	1,747	1,564
Current portion of long-term debt	3,000	8,400
Total current liabilities	21,675	31,117
Long-term debt, net of current portion	81,527	86,994
Lease liabilities, net of current portion	9,580	16,296
Unearned franchise and development fees, net of current portion	8,969	10,037
Deferred tax liability	22,642	21,825
Other long-term liabilities	4,325	1,704
Total liabilities	148,718	167,973
Commitments and contingencies (Note 16)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 17,031,707 and 16,971,461 shares issued, respectively)	170	170
Additional paid-in capital	121,254	120,614
Accumulated deficit	(24,315)	(26,642)
Total stockholders’ equity	97,109	94,142
Total liabilities and stockholders’ equity	$245,827	$262,115
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

The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
(in thousands, except per share data)	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
Earnings:
Net (loss) income	$(639)	$(2,678)	$2,327	$(13,970)
Shares:
Weighted average common shares outstanding	16,945	16,882	16,924	16,863
Dilutive effect of restricted equity awards (1)	—	—	39	—
Diluted weighted average number of shares outstanding	16,945	16,882	16,963	16,863
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.04)	$(0.16)	$0.14	$(0.83)
Diluted (loss) earnings per share	$(0.04)	$(0.16)	$0.14	$(0.83)

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
PART II — OTHER INFORMATION

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

Date: November 13, 2018