Form 10-K
period 2018-12-31
Papa Murphy's Holdings, Inc.
filed 2019-03-14
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-K
––––––––––––––––––––––––––––––––––––––––––––––––––––––––
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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
At July 2, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock of the Registrant held by non-affiliates was $42,453,882 based on the last sales price of the Registrant’s common stock as reported by the NASDAQ Global Select Market on that day.
At March 1, 2019, there were 17,027,528 shares of the Registrant’s common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:

Pursuant to general instruction G to Form 10-K, portions of information to be disclosed in the registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I
ITEM 1. Business

General
Papa Murphy’s Holdings, Inc. is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States. We were founded in 1981 and have a total of 1,437 system-wide stores as of December 31, 2018.
We have defined three reportable segments for the Company: Company Stores, Franchise, and Brand Funds. Financial information about segment operations appears in Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data in Note 20—Segment Information of the accompanying Notes to Consolidated Financial Statements.
We are a Delaware corporation that was organized and then acquired a majority of the capital stock of PMI Holdings, Inc., our predecessor, in 2010. In May 2014, we completed our initial public offering of our common stock (the “IPO”) and now our common stock trades on the NASDAQ Global Select Market under the “FRSH” ticker symbol. Papa Murphy’s Holdings, Inc. and its subsidiaries are sometimes referred to as the “Company,” “Papa Murphy’s,” or in the first person as “we,” “us,” and “our” in this report.
We make available, free of charge, the following filings on our corporate website located, at www.papamurphys.com, as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, any amendments to such reports, and our annual proxy statement. Information contained on our corporate website located at www.papamurphys.com is not part of this Annual Report on Form 10-K. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Our Concept
The Papa Murphy’s experience is different from traditional pizza restaurants. Our customers:

•	CREATE their fresh, personally customized pizza with high quality ingredients;

•	TAKE their fresh pizza home; and

•	BAKE their pizza fresh in their ovens, at their convenience, for a home-cooked meal served hot.
We were founded on the core values of "Great Quality, Great Value, Great Customer Service" and we strive to deliver on these values every day.

•
Great Quality: We have continually focused on quality since our founding and we believe customers can taste the difference. Unlike some of our competitors, we do not use pre-shredded, pre-packaged, or frozen cheese and our dough is made from scratch daily, never frozen.

•	Great Value: We offer a high quality pizza at a value price point.

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

•	We make our dough fresh in each store daily, starting with flour, water, and yeast;

•	We grate our cheese daily from blocks of 100% whole-milk mozzarella cheese;

•	We slice fresh, never-frozen vegetables by hand;

•	We feature specialty, premium ingredients;

•	We use only high quality meats with no added fillers; and

•	We provide a convenient, easy, meal-time solution.
Our stores feature a food-forward design with a store layout that highlights our high quality, scratch-made pizzas. Pizzas are made fresh to order and our customers can follow their pizza as it is created.
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

Our Strategy
Our strategy remains consistent around four key components: (i) convenience; (ii) relevance; (iii) people; and (iv) process. We believe that successfully implementing these strategic components will enable us to achieve our growth and profitability targets and leverage our current infrastructure.
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

•
E-commerce and Online Ordering. We continue to improve our e-commerce platform to provide a consistent and convenient online ordering experience for consumers. To remain relevant, we have designed systems that have the flexibility to advertise and promote special products or promotions as well as provide convenience to the consumer through ease of ordering and payment. We believe our e-commerce platform enables owners to realize greater efficiencies in store labor costs and provide an easy consumer experience through multiple ordering platforms and integration with third party delivery services.

•
Expansion of Delivery. Online ordering addresses only part of the convenience cycle. In 2018, we continued expansion of delivery through the use of various third-party delivery options as they became available in the markets we serve. Our research indicates a strong demand for delivery from our customers, with more than half indicating they would order more often if delivery was available. We have a unique opportunity with delivery because our pizzas are not baked and customers receive the same high quality fresh food when delivered as when they pick up their order in-store.

Relevance
As we strive to provide fresh, hot, and convenient options for the “dinnertime dilemma,” we must ensure that our messaging and brand strategy resonate with consumers in a competitive marketplace. We have broadened our marketing messaging and focus on telling the right story to the right audience.

•
Increased Digital Marketing. We continue to learn which value offers drive traffic by testing a broad range of messages through a variety of media channels, including social media, text, and email. Through this dynamic, strategic shift in media mix, we have begun to capture consumer ordering and shopping trends in a rapidly changing marketplace. The insights gained from this data enable us to rapidly adapt to changes in consumer preferences and develop increasingly effective digital marketing campaigns.

•	Loyalty Program. We are in the early stages of developing a loyalty program on a digital platform intended to increase the frequency of purchases.

•
Improved Messaging. To better communicate the brand’s benefits and differentiation, we have refined our consumer messaging to reach a broader audience across all communication points. Emphasis will be placed on empowering consumers and providing them with control over ingredients, quality, and timing.

•	Targeted Communication. In order to increase the effectiveness of our messaging, we have focused on reaching customers through targeted communications and offers.
People
By cultivating a culture of teamwork, continuous learning, and development, we expect to improve productivity and performance throughout our organization.

•
Franchisee Relations. Developing and maintaining strong relations with franchise owners are crucial components to our business strategy. With 1,400 stores across the United States and 460 domestic franchise owners as of December 31, 2018, we have a diverse base of owners who can help cultivate ingenuity, entrepreneurship, and community connections that are key to successful store-level operations. Engaging with franchise owners from a perspective of cooperation will allow us to learn best practices for ensuring quality, value, and service, as well as help all franchise owners execute our strategy locally on a consistent basis.

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

•
Spending Optimization. We continue to optimize and prioritize our spending to deliver improved store-level and support center financial results. We are prioritizing initiatives that focus on the areas of store operations, growth channels, business reviews, advertising relevance, and real-time sales analytics with the intended result of stabilizing comparable store sales figures and improving profitability.

•
Consumer Experience. We believe a consistent, high quality consumer experience in product, service, and advertising is key to building a strong brand. In addition, providing franchise owners with access to real-time store performance metrics will allow them to quickly optimize their store operations, identify trends in customer patterns, and improve overall store economics.

Our Industry and Competition
With system-wide sales of $809 million in fiscal year 2018, we are the fifth largest pizza chain in the United States measured by system-wide sales and total number of stores. We generally compete on the basis of product quality, variety, price, location, image, convenience, and service with regional and local pizza restaurants as well as national chains such as Domino’s Pizza®, Pizza Hut®, Papa John’s®, and Little Caesars Pizza®. The quick service restaurant (“QSR”) pizza market, a subset of the overall pizza category, was about $37 billion in 2018. We believe the QSR pizza restaurant market continues to be an attractive category due to its size and growth, as well as its fragmented competitive landscape.
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

Suppliers and Distribution
We enter into national supply or pricing agreements with various key third-party suppliers. We negotiate pricing for our franchised and Company-owned stores with national pricing agreements covering a term of three months to one year. We do not realize any profits from the sale of these supplies to franchise owners.
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

Intellectual Property and Trademarks
We regard the Papa Murphy’s brand name and associated trademarks as valuable assets. We have a portfolio of 31 trademarks registered with the United States Patent and Trademark Office. We have also secured trademark registrations for our brand name in multiple countries outside of the United States in which we currently conduct business or may consider conducting business in the future. All of the marks we own cover store-related services and/or food products.

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
We continue to make substantial investments to further develop our e-commerce capabilities and platform, including a new Papa Murphy’s website and mobile application ordering system. This ordering channel, fully integrated with our in-store POS system, enables us to gather more information about customer ordering habits, which we believe will enable us to further develop attractive offers and increase sales with digital marketing.

Franchising Overview
Our store base was 92.6% franchised as of December 31, 2018, with our franchise owners operating a total of 1,331 Papa Murphy’s stores in 37 states, Canada, and the Middle East. Through our franchise support, development infrastructure, and screening process, we have successfully built a base of 469 franchise owners with an average store ownership of approximately 2.8 stores per franchise owner. As of December 31, 2018, a majority of our franchise owners owned one store, approximately 73% owned one or two stores, and approximately 24% of all franchised stores were owned by our 10 largest franchise owners. We believe this highly diversified owner base demonstrates the viability of our store concept across numerous types of owners and operators, and the relationships we have with our franchise owners provide a solid platform for growth.
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

Employees
As of March 1, 2019, we had 1,288 employees, including 236 salaried employees and 1,052 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement and we consider our current employee relations to be good.

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
The restaurant industry in general, and the limited service restaurant pizza category in particular, are highly competitive with respect to price, value, food quality, ambience, convenience, concept, service, and location. A substantial number of restaurant operations compete with us for customer traffic, both in store and online. We compete against other major national limited service restaurant pizza chains and regional and local businesses, including other chains offering pizza products. We also compete on a broader scale with other international, national, regional, and local limited service restaurants. In addition, we face increasing competition from pizza product and other offerings available at grocery stores and convenience stores and through home delivery, including from online meal kit delivery services, which offer pre-made ready-to-bake frozen and carry-out pizzas and other foods that customers may prepare at home. Many of our competitors have significantly greater financial, marketing, personnel, and other resources as well as greater brand recognition than we do and may have lower operating costs, more restaurants, better locations, broader delivery options, and more effective marketing than we do. Many of our competitors are well established in markets in which we and our franchise owners operate stores or intend to locate new stores. In addition, many of our competitors emphasize lower-cost value options or meal packages, home delivery, or have loyalty programs, which provide discounts on certain menu offerings, and they may continue to do so in the future.
We also compete for employees, suitable real estate sites, and qualified franchise owners. If we are unable to compete successfully and maintain or enhance our competitive position, or if customers have a poor experience at a Papa Murphy’s store, whether Company-owned or franchise-owned, we could experience decreased customer traffic, downward pressure on prices, lower demand for our products, reduced margins, diminished ability to take advantage of new business opportunities, and the loss of market share, all of which could have a material adverse effect on our business, financial condition, and results of operations.
The food service market is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.
Food service businesses are affected by changes in consumer tastes, demographic trends and international, national, regional, and local economic conditions. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as more healthy, our business, financial condition, and results of operations would be materially and adversely affected. In addition, if consumers no longer seek pizza that they can bake at home in favor of pizza that is already baked or can be delivered already baked, our business, financial condition, and results of operations would be materially and adversely affected. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza in general, and take and bake pizza in particular, should decrease, our business would be adversely affected more than if we had a more diversified menu, as many other food service businesses do.
Our business and results of operations depend significantly upon the success of our and our franchise owners’ existing and new stores.
Our business and results of operations are significantly dependent upon the success of our franchised and Company-owned stores. We and our franchise owners may be adversely affected by:

▪
declining economic conditions, increases in unemployment rates, reductions in consumer disposable income, adverse credit market conditions, increases in fuel prices, drops in consumer confidence, and other events or factors that adversely affect consumer spending in the markets that we serve;

▪
increased competition in the restaurant industry, particularly in the pizza, casual, and fast-casual dining segments, and from grocery stores, convenience stores, and online meal kit delivery services;

▪	changes in consumer tastes and preferences;

▪	demographic trends;

▪	customers’ budgeting constraints;

▪	customers’ willingness to accept menu price increases;

▪	adverse weather conditions;

▪	our reputation and consumer perception of our offerings in terms of quality, price, value, ambiance, and service; and

▪	customers’ experiences in our stores.
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
Our business depends upon our ability to execute on our strategic initiatives in order to stabilize our sales and maintain profitability. These strategic initiatives include expanding our online ordering platform, continuing to expand our use of third-party delivery services, implementing a customer loyalty program, deploying curb-side pick-up, and increasing the scope and effectiveness of our digital marketing. These initiatives may not increase our sales and margins to the degree we expect, or at all. Delivery and curb-side pick-up also introduce new operating procedures to our stores, which, if not implemented properly, could adversely affect the experience of our customers and be burdensome to our store operators. Our digital marketing strategy relies, in part, on our customers using our online ordering platform, which provides us with contact and other information about our customers. If we are not successful in improving and expanding our online ordering platform, our digital marketing efforts may suffer. In furtherance of our strategic initiatives, we are devoting additional resources to digital marketing. However, many of our competitors have greater resources than we do and have used those greater resources to invest more heavily in their own digital marketing initiatives. If our digital marketing efforts are not as effective as traditional forms of marketing, such as television or print, our results of operations could be adversely affected.
We are exploring strategic alternatives, but we do not give any assurance that our exploration of strategic alternatives will result in any transaction being completed, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely affect our business.
On November 7, 2018, we announced that in conjunction with conducting a comprehensive review of our business strategy, we are conducting a process to explore and evaluate strategic alternatives to maximize shareholder value and position us for long-term success, which strategic alternatives may include a possible sale of the business, and have engaged North Point Advisors to act as our financial advisor to assist with the review. We do not give any assurance that the exploration of strategic alternatives will result in the completion of any transaction
The process of exploring strategic alternatives involves the dedication of significant resources and the incurrence of significant costs and expenses. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, our business may be disrupted and our results of operations and financial condition may be adversely affected.
The planned refranchising of a portion of our Company-owned stores could adversely affect our results of operations.
We have announced plans to refranchise a significant number of our 106 Company-owned stores (total as of December 31, 2018) by selling the stores and entering into franchise agreements with the buyers. We are targeting to own no more than 50 Company-owned stores by the end of 2020. Company-owned store sales accounted for 49% of our total revenues in 2018. We expect the proposed refranchising to result in a decrease in our total revenues because once the stores are refranchised we will derive revenue from the collection of a royalty equal to a percentage of net sales rather than from the total net sales of food and beverages to customers. In addition, refranchising Company-owned stores, and particularly Company-owned stores that have historically enjoyed high profit margins, may reduce our operating income.
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
The refranchising of Company-owned stores and the opening of additional franchise stores depends, in part, upon the attractiveness of our franchise stores to prospective franchise owners and the availability of prospective franchise owners who meet our criteria. We believe that in order for our refranchising initiative to be successful, we will need to identify, recruit, and contract with qualified existing franchise owners and prospective new owners that are capable of operating multiple stores. Decreases in system-wide average store sales or comparable store sales in select markets and uncertainty regarding our exploration of strategic alternatives may reduce the attractiveness of new franchise stores to prospective franchise owners, making it more difficult for us to recruit qualified franchise owners. We may not be able to identify, recruit, or contract with suitable franchise owners in our target markets on a timely basis or at all. In addition, our franchise owners may not have access to the financial or management resources that they need to open the stores contemplated by their agreements with us, or they may elect to cease store development for other reasons. If we are unable to recruit suitable franchise owners or if franchise owners are unable or unwilling to acquire existing Company-owned stores or open new stores, our business, financial condition, and results of operations could be materially and adversely affected.
We may be unable to refinance or generate sufficient cash flow to satisfy our outstanding debt, which would adversely affect our financial condition and results of operations.
As of December 31, 2018, we had $82.5 million of outstanding indebtedness, including $79.5 million outstanding under our senior secured credit facilities, and $7.5 million of availability under a revolving credit facility, and we may, from time to time, incur additional indebtedness. Our obligations under our senior secured credit facility will mature in August 2020.
Our ability to meet our payment obligations under our debt depends on our ability to generate significant cash flows in the future. Interest rates on our senior secured credit facility are based on LIBOR and so increases in LIBOR would increase our payment obligations. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay investments in our business, or seek to raise additional capital through the sale of equity securities. Such measures might not be successful, and additional debt or equity capital may not be available on acceptable terms or at all. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which would have a material adverse effect on our business, results of operations, and financial condition.
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

▪	increases our vulnerability to adverse general economic or industry conditions;

▪	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

▪	makes us more vulnerable to increases in interest rates, since borrowings under our senior secured credit facilities are made at variable rates;

▪	limits our ability to obtain additional financing in the future for working capital or other purposes; and

▪	places us at a competitive disadvantage compared to our competitors that have less indebtedness.
Our senior secured credit facilities place certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our senior secured credit facilities, we may be permitted to incur substantial additional indebtedness and may incur obligations that do not constitute indebtedness under the terms of the senior secured credit facilities. The senior secured credit facilities also place certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure, and to guarantee certain indebtedness and payments. These restrictions limit or prohibit, among other things, our ability to:

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
Our senior secured credit facilities also require us to comply with certain financial covenants regarding our leverage ratio, our interest coverage ratio, and our fixed charge coverage ratio. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the senior secured credit facilities, which would have an adverse effect on our liquidity, capital resources, and results of operations.
The success of our business continues to depend, to a significant degree, upon the continued contributions of our senior officers and key employees, both individually and as a group, and the hiring of qualified executives to join our management team.
The composition of our senior management team has changed, resulting in reallocations of duties and potentially increasing employee uncertainty and causing unintended attrition. If we are not able to successfully manage these changes, as well as any uncertainty or speculation concerning our ongoing exploration of strategic alternatives, it may be more difficult for us to retain, attract and recruit highly skilled employees and our Company culture may suffer. The loss of any additional senior officers and key employees could have negative effects on our business and operations.
Although we have employment agreements in place with certain senior officers and key employees, we cannot prevent them from terminating their employment with us. The loss of the services of our Chief Executive Officer, Chief Financial Officer, other senior officers or key employees could have negative effects on our business and operations and could materially and adversely affect our business and plans for future development. We do not believe that we will lose the services of any of our current senior officers and key employees in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry, and special role in our operations. We do not maintain any key man life insurance policies for any of our employees.
New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.
Government regulation and consumer eating habits may affect our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, such as the nutrition labeling provisions of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) that became effective in May 2018, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our products and materially and adversely affect our business, financial condition, and results of operations.
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

•
Franchise owner independence. Franchise owners are independent operators, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchise owners, we cannot be certain that our franchise owners will have the business acumen or financial resources necessary to operate successful franchises in their locations, and state franchise laws may limit our ability to terminate or modify these franchise agreements. Moreover, despite our training, support, and monitoring, franchise owners may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and adequately train qualified managers and other store personnel. The failure of our franchise owners to operate their franchises successfully, and actions taken by their employees, could each have a material adverse effect on our reputation, brand, ability to attract prospective franchise owners, business, financial condition, or results of operations.

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

In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise agreement, we or the franchise owner may elect not to renew the franchise agreement. If the franchise agreement is renewed, the franchise owner will receive a successive franchise agreement for an additional term. Such option, however, is contingent on the franchise owner’s execution of the then-current form of franchise agreement (which may include new obligations, as well as increased franchise fees, royalty payments, advertising fees, and other fees and costs), the satisfaction of certain conditions (including modernization of the restaurant and related operations) and the payment of a renewal fee. If a franchise owner is unable or unwilling to satisfy any of the foregoing conditions, we may elect not to renew the expiring franchise agreement, in which event the franchise agreement will terminate upon expiration of the term.

•
Franchise owner insurance. The franchise agreements require each franchise owner to maintain certain insurance types and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and any policy payments made to franchise owners may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchise owner’s ability to satisfy obligations under the franchise agreement, including the ability to make royalty payments and perform indemnity obligations. Further, the franchise owner may fail to obtain or maintain the required insurance types and levels, and we may not be aware of that failure until a loss is incurred.

•
Product liability exposure. We require franchise owners to maintain general liability insurance coverage to protect against product liability and other risks and demand strict franchise owner compliance with health and safety regulations. However, franchise owners may receive or produce defective food or beverage products, which may materially and adversely affect our brand’s goodwill and our business. Further, a franchise owner’s failure to comply with health and safety regulations, including requirements relating to food quality or preparation and the sourcing of food from vendors, could subject the franchise owner, and possibly us, to litigation. Any litigation, including the imposition of fines or damage awards, could adversely affect the ability of a franchise owner to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.

•
Franchise owners’ participation in our strategy. Our franchise owners are an integral part of our business. We may be unable to successfully implement our strategy if our franchise owners do not actively participate in such implementation. From time to time, franchise owners have disagreed with or resisted elements of our strategy, including new product initiatives and investments in their stores such as remodeling, and adopting third party delivery. Franchise owners may also fail to participate in our marketing initiatives, with respect to financial contributions, time spent on initiatives and the content of marketing messaging, and implementation of recommended promotions, which could materially and adversely affect their sales trends, average weekly sales (“AWS”), and results of operations. In addition, the failure of our franchise owners to focus on the fundamentals of restaurant operations, such as quality, service, and cleanliness, would have a negative effect on our business. It also may be difficult for us to monitor our international franchise owners’ implementation of our strategy due to our lack of personnel in the markets served by such franchise owners.

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

In addition, the nature of the franchisor-franchise owner relationship may give rise to conflict. For example, franchise owners have expressed a number of concerns and disagreements with our Company, including concern over a lack of franchise owner involvement in strategic decision-making, inadequate assistance in increasing and maintaining franchise store profitability in a higher cost environment, disagreement with marketing strategy and initiatives and product launches, concern over the implementation of the Company’s marketing programs, disagreement with the Company’s expansion strategy and the availability of development incentives, dissatisfaction with food safety measures implemented by the Company, including required purchases and new protocols, and dissatisfaction with costs associated with the Company’s online ordering platform and reluctance to adopt, and concerns over the cost of, third party delivery. Our senior management team engages with franchise owner leadership to address these concerns and resolve specific issues raised by the franchise owners. Such engagement may not result in a satisfactory resolution of the issues, which could materially and adversely affect our ability to strengthen our franchise system and maintain relationships with our franchise owners, damage our reputation and our brand, and materially and adversely affect our results of operations.
We currently are subject to litigation with a franchise owner group as described in Part I, Item 3. Legal Proceedings. We also may become subject to additional litigation with franchise owners in the future. In addition to these and other claims that may be brought against us by franchise owners, we also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our standards as determined necessary to protect our brand, the consistency of our products, and the customer experience. Any negative outcome of these or any other claims could materially and adversely affect our results of operations, as well as our ability to expand our franchise system, and may damage our reputation and our brand.

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

Termination of area development agreements (“ADAs") or master franchise agreements with certain franchise owners could adversely affect our revenues.
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
Our success is dependent in part upon our ability to maintain and enhance the value of the Papa Murphy’s brand, consumers’ connection to our brand and positive relationships with our franchise owners. We may, from time to time, be faced with negative publicity relating to food quality, food safety, store facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee and franchise owner relationships, franchise owner or employee litigation, or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The risks associated with such negative publicity cannot be completely eliminated or mitigated and may materially and adversely affect our business, financial condition, and results of operations and result in damage to our brand. For multi-location food service businesses such as ours, the negative effect of adverse publicity relating to one store or a limited number of stores may extend far beyond the stores or franchise owners involved to affect some or all of our other stores. The risk of negative publicity is particularly great with respect to our franchise stores because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations.
The use of social media platforms and similar devices, including social media websites, blogs, and other forms of Internet-based communications that allow individuals to access a broad audience of consumers and other interested persons has increased markedly. Consumers value readily available information concerning goods and services that they purchase and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its effect. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on the accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable Company assets.
Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our stores, including any occurrences of foodborne illnesses such as salmonella, E. coli, and hepatitis A. In addition, we do not assure you that our franchise locations will maintain the high levels of internal controls and training we require at our Company-owned stores. Furthermore, our franchise owners and we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single store. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our stores or markets or related to types of food products we sell, if publicized on national media outlets or through social media, could negatively affect our store sales nationwide. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our stores. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our stores, or negative publicity or public speculation about an incident, could materially and adversely affect our business, financial condition, or results of operations. In addition, our business may be adversely affected by recalls of products in cases where foodborne illnesses have been detected elsewhere. For example, in April 2018 and November 2018 we undertook voluntary recalls of romaine lettuce following notifications by the Center for Disease Control regarding possible links of E. coli infection to romaine lettuce.
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
The restaurant industry depends on consumer discretionary spending. Volatile economic conditions now or in the future may depress consumer confidence and discretionary spending. If the economy worsens and if our customers have less discretionary income or reduce the amount they spend on quick service meals, customer traffic could be adversely affected. We believe that if negative economic conditions persist for a long period of time or become pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Declines in food commodity prices may accelerate these changes in consumer spending by inducing consumers to purchase more of their meals from grocery and convenience stores. In addition, given our geographic concentrations in the West and Midwest, economic conditions in these particular areas of the country could have a disproportionate effect on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, floods, droughts, fires, or other natural or man-made disasters could materially and adversely affect our business, financial condition, and results of operations. Adverse weather conditions may also affect customer traffic at our stores, and, in more severe cases, cause temporary store closures, sometimes for prolonged periods. If store sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges, and potential store closures could result from prolonged negative store sales.
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
The type, variety, quality, availability, and price of produce, meat, and cheese are volatile and are subject to factors beyond our control, including weather, governmental regulation, availability, seasonality, and restrictions on international trade, each of which may affect our and our franchise owners’ food costs or cause a disruption in our supply. Our food distributors and suppliers also may be affected by higher costs to produce and transport commodities used in our stores, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. The closure of stores or the opening of new stores in markets where we do not have a significant presence may increase costs to stores that remain in those markets or are newly opened in those markets because suppliers may charge a premium to transport commodities to those locations. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future. As a result, any increase in the prices charged by suppliers would increase the food costs for our Company-owned stores and for our franchise owners and could adversely affect our and their profitability. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers, and any price increases that are passed along to consumers may materially and adversely affect store sales, which would lower revenues generated from Company-owned stores and franchise owner royalties. These potential changes in food and supply costs and availability could materially and adversely affect our business, financial condition, or results of operations.
We do not currently have a formal program to hedge our exposure to commodity price changes but may adopt such a program in the future. Implementing a commodity hedging program may be costly and we provide no assurance that any hedging program would result in lower costs in the aggregate.
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
Sysco Corporation is the primary distributor of our food and other products to our domestic franchise owners and Company-owned stores, and any disruption to this distribution due to work stoppages, strikes, or other business interruption may materially and adversely affect our franchise owners and us. Additionally, we do not have formal long-term arrangements with all of our suppliers, and therefore our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, or at all. Any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce store sales. We may not be able to find alternative distributors or suppliers on a timely basis or at all. Our franchise and Company-owned stores could also be harmed by any prolonged disruption in the supply of products from or to our key suppliers due to weather, crop failure, civil unrest, and other events beyond our control. Insolvency of key suppliers could also negatively affect our business. Our focus on a limited menu would make the consequences of a shortage of a key ingredient, such as cheese or flour, more severe, and affected stores could experience significant reductions in sales during the shortage.
Changes in laws related to, or the administration of, electronic benefit transfer (“EBT”) systems could adversely affect our results of operations.
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
Our acceptance of EBT payments also exposes us to variability caused by any shutdown of the U.S. federal government. The partial shutdown of the U.S. federal government in December 2018 and January 2019 resulted in changes in the timing of when EBT recipients received their EBT funds, which caused unusual variations in customer traffic at many of our stores. Furthermore, the government shutdown made it more difficult for store operators to renew EBT licenses when needed. Future government shutdowns may result in similar adverse effects on our business, financial condition, and results of operations.
Changes in employment laws may adversely affect our business.
Various federal and state labor laws govern our relationships with our employees and the relationships of our franchise owners with their employees, which may affect our and our franchise owners’ operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, mandatory health benefits, workers’ compensation rates, immigration status, tax reporting, and other wage and benefit requirements. A substantial number of employees at our franchise and Company-owned stores are paid at rates related to the U.S. federal minimum wage, and increases in the U.S. federal minimum wage, or higher minimum wage rates imposed by states or municipalities, may increase labor costs. Any such increases in labor costs might result in franchise owners inadequately staffing stores. Understaffed stores could reduce sales at such stores, decrease royalty payments, and adversely affect our brands.

The U.S. federal government and various states are considering or have already adopted new immigration laws and enforcement programs. Some of these changes may increase obligations for compliance and oversight, which could subject us to additional costs and make the hiring process for us and our franchise owners more cumbersome, or reduce the availability of potential employees. Although we require all of our employees, including at our Company-owned stores, to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. In addition, our franchise owners are responsible for screening any employees they hire. Unauthorized workers are subject to deportation and may subject us or our franchise owners to fines or penalties, and if we are found to be employing unauthorized workers, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt store operations and cause temporary increases in our or our franchise owners’ labor costs as we train new employees. We could also become subject to fines, penalties, and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws.
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
Labor is a primary component in the cost of operating our Company-owned stores and for franchise owners. If we or our franchise owners face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the minimum wage, or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our operating results could be adversely affected. Minimum wage increases have been mandated by governing bodies in some localities in which we or our franchise owners operate stores. Moreover, our success depends in part upon our franchise owners’ and our ability to attract, motivate, and retain a sufficient number of well-qualified store operators and management personnel, as well as a sufficient number of other qualified employees. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Competition for employees could require us or our franchise owners to pay higher wages, which could result in higher labor costs. Moreover, costs associated with workers' compensation are rising, and these costs may continue to rise in the future. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our franchise owners’ and our ability to recruit and retain such individuals may result in higher employee turnover in existing stores, which could have a material adverse effect on our business, financial condition, or results of operations.
Additionally, while we do not currently have any unionized employees and are not currently subject to any unionization efforts, there is a potential for union organizers to engage in efforts to organize our employees or those of our franchise owners. Potential union representation and collective bargaining agreements may result in increased labor costs that can have an effect on competitiveness, as well as affect our ability to retain well-qualified employees. Labor disputes, as well, may precipitate strikes and picketing that may have an effect on business, including guest patronage. Further, potential changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have a material adverse effect on our business, financial condition, or results of operations by imposing requirements that could potentially increase our costs, reduce our flexibility, and affect our employee culture.
We may be unable to increase our menu prices in order to pass increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially and adversely affect our business, financial condition, or results of operations.
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
We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of restaurant companies have been subject to claims by customers, employees, franchise owners, and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability, compliance with advertising laws (including the Telephone Consumer Protection Act), and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. For example, on January 8, 2019, we were named as a defendant in a putative collective action lawsuit claiming a violation of the FLSA. Specific information regarding the lawsuit is included in Part 1, Item 3, Legal Proceedings.
Although we have historically experienced very few customer lawsuits, our customers occasionally allege we caused an illness or injury they suffered at or after a visit to our stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, and claims alleging violations of laws regarding workplace and employment matters, equal opportunity, discrimination, and similar matters and may become subject to class action or other lawsuits related to these or different matters in the future. We may also be named as a defendant in any such claims brought against any of our franchise owners. An adverse judgment or settlement related to any litigation claim that is not insured or is in excess of our insurance coverage could have an adverse effect on our business, financial condition, or results of operations. Regardless of whether any claims that may be brought against us are valid or whether we are ultimately determined to be liable, our business, financial condition, and results of operations could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations.
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

Our operations in international markets exposes us to a number of risks that may differ in each country where we have franchise stores.
We currently have franchise stores in Canada and the United Arab Emirates and may continue to grow internationally. Our international operations are in the early stages, and historically have not been profitable and have achieved lower margins than our domestic stores. We expect this financial performance to continue in the near-term. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither our franchise owners nor we have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in protecting our brand, reputation and intellectual property, including as a result of differences in foreign laws concerning proprietary rights;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	anti-American sentiment and the identification of the Papa Murphy’s brand as an American brand;

•	restrictions on immigration and international travel;

•	political and economic instability and civil unrest; and

•	other external factors.
Any acquisitions, partnerships, or joint ventures that we make could disrupt our business and harm our financial condition.
From time to time, we may evaluate potential strategic acquisitions of existing stores or complementary businesses as well as partnerships or joint ventures with third parties, including potential franchisors, to facilitate our refranchising initiative and growth, particularly our international expansion. We may not be successful in identifying acquisition, partnership, and joint venture candidates. In addition, we may not be able to continue the operational success of any stores we acquire, or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business.
Any acquisition, partnership, or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance, and, to the extent financed with stock or the proceeds of debt, may be dilutive to our stockholders or increase our already high levels of indebtedness. We do not ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.
Cybersecurity breaches, intrusions, data loss, or other data security incidents could disrupt our operations and adversely affect our business.
We and our franchise owners rely on computer systems and information technology to conduct our business. The majority of our store sales are completed through credit or debit card transactions and we manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information related to our suppliers, customers, and franchise owners. Breaches of our security measures through hacking, fraud, or other forms of deception, or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us, our suppliers, our customers, our employees, or our franchise owners, could expose us, our customers, our suppliers, our employees, and our franchise owners to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, our current data and IT protection measures might not protect us against increasingly sophisticated and aggressive threats, and the cost and operational consequences of implementing further IT and data protection measures could be significant.

Restaurants and other retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim, proceeding, or mandatory notification could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations could harm our reputation and could materially and adversely affect our business, financial condition, and results of operations.
We collect and maintain personal information about our employees and our customers. The collection and use of personal information is regulated at the federal and state levels; such regulations include the California Consumer Privacy Act that is due to take effect in 2020 and which will require us to institute new processes and protections. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation could also be adversely affected by these types of security breaches or regulatory violations.
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
We are subject to numerous federal, state, local, and foreign laws and regulations, as well as requirements issued by other groups, including those described elsewhere in this section and those relating to:

▪	the preparation, sale, and labeling of food;

▪	building and zoning requirements;

▪	environmental laws;

▪	compliance with securities laws and NASDAQ listed company rules;

▪	work and safety conditions;

▪	sales taxes or other transaction taxes;

▪	compliance with the Payment Card Industry Data Security Standards and similar requirements; and

▪	compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules promulgated thereunder.
In addition, stores located in the United States must comply with Title III of the Americans with Disabilities Act. Although we believe newer stores meet the Americans with Disabilities Act construction standards and, further, that most franchise owners have historically been diligent in the remodeling of older stores, a finding of noncompliance with the Americans with Disabilities Act could result in the imposition of injunctive relief, fines, awards of damages, or additional capital expenditures to remedy such noncompliance. In addition, the Americans with Disabilities Act may also require modifications to guest-facing technologies, including our website, to provide service to, or make reasonable accommodations for, disabled persons.
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
Some of the jurisdictions where we have franchise and Company-owned stores do not assess sales tax on our pizzas. Accordingly, we may benefit from a pricing advantage over some pizza chain competitors in these jurisdictions. If these jurisdictions were to impose sales tax on our products, these stores may experience a decline in sales due to the loss of this pricing advantage. In addition, our stores may be subject to unanticipated sales tax assessments. These sales tax assessments could result in losses to our franchise owners or franchise stores going out of business, which could adversely affect our number of franchise stores and our results of operations. Changes in sales tax assessments of this type at the franchise owner level could lead to undercapitalized franchise owners going out of business and loss of royalties at the Company level. Similarly, such tax assessments could impact the profitability of our Company-owned stores. As a result, changes in sales tax assessments could have a material adverse effect on our business, financial condition, and results of operations.
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
Changes to existing accounting rules or regulations may affect our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Any changes to accounting rules or regulations could materially and adversely affect our business, financial condition, or results of operations.

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
On May 4, 2010, affiliates of Lee Equity Partners, LLC (“Lee Equity”) acquired a majority of the capital stock of PMI Holdings Inc., our predecessor. Lee Equity is a middle-market private equity investment firm managing more than $1 billion of equity capital. Immediately following the consummation of our initial public offering, Lee Equity and its affiliates owned approximately 41% of our outstanding capital stock, and as of March 1, 2019, owns 26% of our outstanding capital stock. Under a stockholder’s agreement that we entered into with Lee Equity in connection with our initial public offering, for so long as Lee Equity (or one or more of its affiliates, to the extent assigned thereto), individually or in the aggregate owns (i) 20% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate two director nominees or (ii) 10% or more of the voting power of the issued and outstanding shares of our common stock, Lee Equity will be entitled to designate one director nominee, in each case to serve on the Board of Directors (the “Board”) at any meeting of stockholders at which directors are to be elected to the extent that Lee Equity does not have a director designee then serving on the Board. In addition to its rights to designate nominees to the Board, Lee Equity has consent rights with respect to certain significant matters so long as Lee Equity owns 25% or more of the outstanding shares of our common stock, including among others, certain change of control transactions, issuances of equity securities, the incurrence of significant indebtedness, declaration or payments of non-pro rata dividends, significant investments in, or acquisitions or dispositions of assets, adoption of any new equity-based incentive plan, any material increase in the salary of our Chief Executive Officer, certain amendments to our organizational documents, any material change to our business, or any change to the number of directors serving on our Board. So long as Lee Equity owns 10% or more of our issued and outstanding common stock, Lee Equity will be granted access to our customary non-public information and members of our management team and shall have the ability to share our material non-public information with any potential purchaser of us that executes an acceptable confidentiality agreement with us which will include a prohibition on trading on material non-public information. Lee Equity has the right to assign any of its governance and registration rights to its affiliates or to a third party in connection with the sale by Lee Equity of 10% or more of the issued and outstanding shares of our common stock. As such, Lee Equity has substantial influence over us.
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
On December 21, 2017, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with MFP Partners, L.P. (“MFP”) and Misada Capital Holdings, LLC (“Misada”), among others. As of March 1, 2019, MFP and its affiliates collectively own 15% of our outstanding capital stock and Misada and its affiliates collectively own 9% of our outstanding capital stock. Pursuant to the Cooperation Agreement, MFP and Misada each has the right to designate a member of our Board so long as MFP and its affiliates or Misada and its affiliates, as the case may be, continue to beneficially own at least the lesser of (i) 10% or more of the our outstanding capital stock, and (ii) 1,696,546 shares of our outstanding capital stock, in the case of MFP, or 848,273 shares of our outstanding capital stock, in the case of Misada, in each case subject to adjustment for stock splits, reclassifications, combinations, and similar adjustments.
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
Item 1B. Unresolved Staff Comments
As a “smaller reporting company”, we are not required to provide the information required by this Item.
Item 2. Properties
Our corporate headquarters, located in Vancouver, Washington, houses substantially all of our executive management and employees who provide our primary corporate support functions: legal, marketing, technology, human resources, finance, and research and development. We lease the property for the corporate headquarters and all of our Company-owned stores.
Our system-wide stores are typically located in neighborhood shopping centers and the average store size is approximately 1,400 square feet. As of December 31, 2018, we and our franchise owners operated 1,437 stores with 1,400 of these stores located in 37 states (consisting of 1,294 franchised and 106 Company-owned stores) plus 12 stores in Canada and 25 stores in the Middle East. Our franchised stores are situated on real property owned by franchise owners or leased directly by franchise owners from third party landlords. The map and chart below show the locations of our franchised and Company-owned stores in the United States as of December 31, 2018.

151
14
13
97
105
35
93
14
21
10
33
13
25
29
60
23
86
159
6
33
50
13
20
41
19
54
1
10
19
5
33
1
79
2
12
19
2

	Domestic Franchised Stores	Company- Owned Stores	Total
Alabama	33	—	33
Alaska	12	—	12
Arizona	54	—	54
Arkansas	7	3	10
California	159	—	159
Colorado	86	—	86
Florida	10	9	19
Georgia	5	—	5
Hawaii	2	—	2
Idaho	26	9	35
Illinois	23	—	23
Indiana	29	—	29
Iowa	33	—	33
Kansas	33	—	33
Kentucky	13	—	13
Louisiana	2	—	2
Michigan	11	10	21
Minnesota	72	25	97
Mississippi	1	—	1
Missouri	47	3	50
Montana	14	—	14
Nebraska	13	—	13
Nevada	25	—	25
New Mexico	13	6	19
North Carolina	20	—	20
North Dakota	13	—	13
Oklahoma	19	—	19
Oregon	98	7	105
South Carolina	1	—	1
South Dakota	14	—	14
Texas	79	—	79
Tennessee	25	16	41
Utah	60	—	60
Virginia	6	—	6
Washington	135	16	151
Wisconsin	91	2	93
Wyoming	10	—	10
Total	1,294	106	1,400
Lease Arrangements
We lease the property for our corporate headquarters and our Company-owned stores and are not a party to the leases for the franchise locations except for two locations that operate under a sublease and leases assigned to franchisees under which we remain secondarily liable upon the sale of a store. Lease terms for Company-owned stores are generally five years with one or more five-year renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent.

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
In July 2018, the Company finalized the tentative settlements with two of the aforementioned franchise owner groups.
In September 2018, the Company reached resolution with an additional franchise owner group.
One franchise owner group remains in the case, with a trial scheduled to start in the spring of 2019.
As before, we believe the allegations in this litigation lack merit and we will continue to vigorously defend our interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. We provide no assurance that we will be successful in our defense of this lawsuit; however, we do not currently expect the cost of resolving it to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are named the defendant in a putative collective action filed by plaintiff Amanda Cottle on January 8, 2019, in the United States District Court for the Middle District of Florida. The lawsuit alleges that we violated the FLSA by failing to pay proper overtime wages to the plaintiff, a store manager. Ms. Cottle asks that the court certify the putative class and that unpaid wages and liquidated damages under the FLSA, as well as interest and fees, be awarded to her and each class member. We believe the allegations in this litigation lack merit and will vigorously defend our interests in the matter. We provide no assurance that we will be successful in our defense of this lawsuit; however, we do not currently expect the cost of resolving it to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
In January 2019, the United States District Court for the Western District of Washington issued the final order and mandate releasing all claims relating to the putative class action lawsuit filed against us by plaintiff John Lennartson on May 7, 2015, alleging the Company failed to comply with the requirements of the Telephone Consumer Protection Act when it sent SMS text messages to consumers.
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
In addition to the foregoing, we are subject to routine legal proceedings, claims, and litigation in the ordinary course of our business. We also may engage in future litigation with franchise owners to enforce the terms of our franchise agreements and compliance with our standards as determined necessary to protect our brand, the consistency of our products, and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We do not, however, expect that the costs to resolve these routine matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has traded on the NASDAQ Global Select Market under the symbol FRSH since it began trading on May 2, 2014. Our initial public offering was priced at $11.00 per share on May 1, 2014.
On March 1, 2019, we had approximately 34 stockholders of record of our common stock. These figures do not include beneficial owners who hold shares in nominee name.
During the quarter ended December 31, 2018, the Company repurchased the following shares of common stock:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2 to October 31, 2018	3,772	(1)	$4.79	—	N/A
November 1 to November 30, 2018	—		—	—	N/A
December 1 to December 31, 2018	5,657	(1)	1.87	—	N/A
Total	9,429		$3.04	—	N/A

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
Item 6. Selected Financial Data
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Financial Data and Financial Statements and Supplementary Data and the related Notes to Consolidated Financial Statements. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2018 and 2017 were 52-week periods ended on December 31, 2018 and January 1, 2018, respectively.

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, prospects for refinancing, operating margins, capital expenditures and working capital needs, refranchising initiative and the intended use of proceeds from refranchising, effects of refranchising initiative on operating results, reduction in Company-owned stores, franchise store growth, identification and recruitment of qualified franchise owners, mix of new store openings, strategic initiatives, growth in online ordering and benefits from utilization of e-commerce platform, including trends in average check size for online orders, plans for delivery and demand for delivery among our customers, plans for a loyalty program, our marketing strategy, rate of increase of selling, general, and administrative expenses compared to increases in revenue, effects of changes to our senior management team, optimization and prioritization of spending, benefits of providing franchise owners access to real-time store performance metrics, business strategies and priorities, our exploration of strategic alternatives, plans for adopting a commodity hedging program, market opportunities, impacts of the 2017 Tax Act on the Company's federal income taxes, future government policies and regulatory changes, resolution of litigation and claims, expansion and growth opportunities, economies of scale achieved by growth, effects on earnings from acquisitions, plans for dividend payments, seasonal fluctuations, adoption of new accounting standards and the estimated effects of those new standards, exposure to foreign currency and interest rate risk, as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate in the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

Overview
Papa Murphy’s is a franchisor and operator of the largest Take ‘N’ Bake pizza chain in the United States and the fifth largest pizza chain overall. We operate through a footprint of 1,437 stores as of December 31, 2018, of which 92.6% are franchised, located in 37 states plus Canada and the Middle East.
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
The relatively moderate initial investments and low operating costs required to own and operate a Papa Murphy’s store create the opportunity for high margins and attractive returns. We believe the low cost structure, simple operations, strong brand message supported by high levels of advertising spending, and high quality menu offerings drive attractive store-level economics, which, in turn, drive demand for new stores.

2018 Review
Revenues
Total revenues declined 14.9% to $126 million in 2018 from $149 million in 2017 due primarily to the refranchising of 31 Company-owned stores and a decline in comparable store sales. System-wide sales declined 4.5% to $809 million in 2018 from $847 million in 2017 as a result of a net reduction of 86 stores during the year and a decline in comparable store sales. Comparable store sales decline for selected segments during the periods reported was as follows:

	Fiscal Year
	2018	2017
Franchise	(2.3)%	(3.8)%
Company Stores	(4.8)%	(5.5)%
Total	(2.5)%	(4.0)%
The decline in comparable store sales in 2018 and 2017 resulted from reduced transactions. We believe the reduction in transactions was a result of the lack of certain critical technology components, suboptimal consumer messaging and inconsistent store-level execution.
Store Development and Refranchising
During 2018, our franchise owners opened 11 stores, including 10 in the United States. While we operate a small percentage of stores as Company-owned stores, we expect the majority of our new store expansion to continue to come from new franchised store openings.
Through 2016, we focused our financial resources on accelerating the build out of several markets with Company-owned stores. Consistent with our strategy, we are now working to refranchise a significant number of our Company-owned stores to experienced and well-capitalized franchisees who can further grow these markets. In May 2017, we successfully refranchised seven Company-owned stores pursuant to this strategy. In 2018, we refranchised a further 31 Company-owned stores, including two that were acquired during 2018. In 2018, we recorded a net loss on refranchising of $1.2 million, which included a $1.5 million contingent liability for marketing support. We also recorded an impairment of $0.5 million for assets held for sale during 2018. Our target remains to reduce the number of Company-owned stores to no more than 50 stores by the end of 2020.
E-commerce
In the first quarter of 2018, we completed the successful transition to our new third-party online ordering platform with OLO.com. This transition was required to accelerate our convenience strategy and also to enable online and mobile ordering to be fully integrated with third-party marketplace and delivery services, where available. We continue to see positive results from online orders, with the average transaction amount about 25% higher with online orders than in-store orders.
Store Closures
In 2018, a total of 97 stores were closed system-wide, including 10 Company-owned stores. In connection with the Company-owned store closures, we recognized asset impairment charges of $0.2 million before taxes.

Company-owned Store Asset Impairment
In the third quarter of 2018, as part of our impairment analysis of the book value of the property and equipment associated with our Company-owned stores, we determined that the book value of our stores in two markets was higher than the fair value of the stores located in those markets. Accordingly, we recognized an asset impairment charge of $0.1 million before taxes during the third quarter of 2018, which impairment charge was in addition to the store closure impairment charge described above.
Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the top U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes that began in 2018, including additional limitations on executive compensation and limitations on the deductibility of interest. As a result of the 2017 Tax Act, the Company recorded a $12.6 million benefit from income taxes for the year ended January 1, 2018, and a corresponding $12.6 million decrease in net deferred tax liabilities as of January 1, 2018.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a summary and description of our key operating metrics.

	2018	2017
Store average weekly sales (AWS)	$10,518	$10,483
Comparable store sales	(2.5)%	(4.0)%
Comparable stores	1,419	1,478
System-wide sales (in thousands)	$808,727	$846,864
System-wide stores	1,437	1,523
Adjusted EBITDA (in thousands)	$22,306	$20,500

Average Weekly Sales (AWS)
AWS consists of the average weekly sales of stores over a specified period of time. AWS is calculated by dividing the total net sales of our system-wide stores for the relevant time period by the number of weeks these stores were open in such time period. This measure allows management to assess changes in customer traffic and spending patterns in our stores.
Comparable Store Sales Growth
Comparable store sales growth (decline) represents the change in year-over-year sales for comparable stores. A comparable store is a store that has been open for at least 52 full weeks from the comparable date (the Tuesday following the opening date). Comparable store sales growth (decline) reflects changes in the number of transactions and in customer spend per transaction at existing stores. Customer spend per transaction is affected by changes in menu prices, sales mix, and the number of items sold per customer.
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

The following table presents the changes in the number of stores in our system for fiscal 2018 and 2017:

	Franchise
	Domestic	International	Total Franchise	Company Stores	Total
Store count at 1/2/2017	1,369	40	1,409	168	1,577
Openings	31	4	35	—	35
Closings	(69)	(4)	(73)	(16)	(89)
Net transfers	7	—	7	(7)	—
Store count at 1/1/2018	1,338	40	1,378	145	1,523
Openings	10	1	11	—	11
Closings	(83)	(4)	(87)	(10)	(97)
Net transfers	29	—	29	(29)	—
Store count at December 31, 2018	1,294	37	1,331	106	1,437
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
“Adjusted EBITDA” is calculated as net income (loss) before interest expense, income taxes, depreciation, and amortization (“EBITDA”) as adjusted for the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income (loss), as determined by GAAP, and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year
(in thousands)	2018	2017
Net Income (Loss)	$4,324	$(1,818)
Depreciation and amortization	7,241	10,452
Income tax provision (benefit)	1,483	(18,509)
Interest expense, net	5,212	5,078
EBITDA	18,260	(4,797)
CEO transition and restructuring (1)	595	2,614
E-commerce impairment (2)	350	9,085
Store closures and impairments (3)	1,918	9,145
Litigation settlements (4)	908	4,453
Strategic alternatives (5)	237	—
Debt refinancing (6)	38	—
Adjusted EBITDA	$22,306	$20,500

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)
Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third party developed and hosted solution and non-recurring costs incurred to complete the transition.

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

(4)	Accruals made toward litigation reserves.

(5)	Reflects costs associated with the Company's exploration of strategic alternatives.

(6)	Reflects costs associated with amendments to the Company's credit facilities.

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
We operate in three business segments: Franchise, Company Stores, and Brand Funds. Our Franchise segment consists of our franchised stores, our Company Stores segment consists of our Company-owned stores, and our Brand Funds segment consists of our Brand Marketing Fund (“BMF”) and our Convention Fund.
We measure the performance of our segments based on segment adjusted EBITDA and allocate resources based primarily on this measure. “EBITDA” is calculated as net income (loss) before interest expense, income taxes, depreciation, and amortization. Segment adjusted EBITDA excludes certain unallocated and corporate expenses, which include costs related to our board of directors, CEO and CFO, and certain legal expenses. Although segment adjusted EBITDA is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we use segment adjusted EBITDA to compare the operating performance of our segments on a consistent basis and to evaluate the performance and effectiveness of our operational strategies. Our calculation of segment adjusted EBITDA may not be comparable to that reported by other companies.
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

The following table presents our revenues, segment adjusted EBITDA, and depreciation and amortization for each of our segments for the periods presented:

	Fiscal Year
(in thousands)	2018	2017
Revenues
Franchise segment	$44,864	$42,707
Brand Funds segment	24,636	30,867
Intersegment eliminations	(4,847)	(1,934)
Franchise related	64,653	71,640
Company Stores segment	61,776	76,868
Total	$126,429	$148,508

	Fiscal Year
(in thousands)	2018	2017
Segment Adjusted EBITDA
Franchise	$25,673	$25,682
Company Stores	884	2,685
Brand Funds	169	(450)
Total reportable segments adjusted EBITDA	26,726	27,917
Corporate and unallocated	(4,420)	(7,417)
Adjusted EBITDA	22,306	20,500
Depreciation and amortization	(7,241)	(10,452)
Interest expense, net	(5,212)	(5,078)
CEO transition and restructuring (1)	(595)	(2,614)
E-commerce impairment (2)	(350)	(9,085)
Store closures and impairments (3)	(1,918)	(9,145)
Litigation settlements (4)	(908)	(4,453)
Strategic alternatives (5)	(237)	—
Debt refinancing (6)	(38)	—
Income (Loss) Before Income Taxes	$5,807	$(20,327)

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)
Represents impairment charges on the write-down of our e-commerce platform based on the decision to move to a third party developed and hosted solution and non-recurring costs incurred to complete the transition.

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

(4)	Accruals made toward litigation reserves.

(5)	Reflects costs associated with the Company's exploration of strategic alternatives.

(6)	Reflects costs associated with amendments to the Company's credit facilities.
The following table presents depreciation and amortization for our Franchise and Company Stores segments for the periods presented:

	Fiscal Year
(in thousands)	2018	2017
Depreciation and amortization
Franchise	$4,644	$5,921
Company Stores	2,597	4,531
Total	$7,241	$10,452

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

Results of Operations
The following table presents our results of operations in dollars and as a percentage of total revenues for the periods reported.

	Fiscal Year
	2018		2017
(dollars in thousands)	$	Total % of Revenues	$	Total % of Revenues
Revenues
Franchise	$64,653	51.1%	$71,640	48.2%
Company-owned store sales	61,776	48.9%	76,868	51.8%
Total revenues	126,429	100.0%	148,508	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	20,415	16.3%	25,958	17.4%
Compensation and benefits (1)	19,601	15.5%	23,603	15.9%
Advertising (1)	4,794	3.8%	6,684	4.5%
Occupancy (1)	11,441	9.0%	13,931	9.4%
Selling, general, and administrative	49,731	39.3%	64,565	43.5%
Depreciation and amortization	7,241	5.7%	10,452	7.0%
Loss on disposal or impairment of property and equipment	1,937	1.5%	18,360	12.4%
Total costs and expenses	115,160	91.1%	163,553	110.1%
Operating Income (Loss)	11,269	8.9%	(15,045)	(10.1)%
Interest expense, net	5,212	4.1%	5,078	3.5%
Loss on early retirement of debt	38	—%	—	—%
Other expense, net	212	0.2%	204	0.1%
Income (Loss) Before Income Taxes	5,807	4.6%	(20,327)	(13.7)%
Provision for (benefit from) income taxes	1,483	1.2%	(18,509)	(12.5)%
Net Income (Loss)	$4,324	3.4%	$(1,818)	(1.2)%
(1)Please see the table presented in Costs and Expenses below, which presents Company store expenses as a percentage of Company store revenue for 2018 and 2017.
Revenues
Franchise revenues. The following table presents franchise revenues for the periods reported:

(dollars in thousands)	2018	Change	2017
Franchise	$64,653	(9.8)%	$71,640
Percentage of total revenues	51.1%		48.2%
Franchise revenues decreased in 2018 due primarily to decreases in Franchise comparable store sales of 2.3%, the closure of 87 franchised stores, and the elimination of an incremental advertising fee of 0.85% of sales charged to all franchise stores only in 2017 to help fund the test of national advertising in the first quarter of 2017.
Company-owned store sales. The following table presents Company-owned store sales for the periods reported:

(dollars in thousands)	2018	Change	2017
Company-owned store sales	$61,776	(19.6)%	$76,868
Percentage of total revenues	48.9%		51.8%

Company-owned store sales decreased in 2018 due to the sale of 31 Company-owned stores, the closure of 10 Company-owned stores, and a decline in comparable store sales of 4.8% in the Company Stores segment.
Costs and Expenses
Store operating costs. The following table presents store operating costs for the periods reported:

(dollars in thousands)	2018	Change	2017
Store operating costs	$56,251	(19.8)%	$70,176
Percentage of total revenues	44.5%		47.3%
Store operating costs decreased in 2018 primarily as a result of the sale of 31 Company-owned stores and the closure of 10 Company-owned stores during 2018.
The following table presents store operating costs as a percentage of Company-owned store sales for the periods reported:

	Fiscal Year
	2018	2017
As a % of Company-owned store sales:
Cost of food and packaging	33.0%	33.8%
Compensation and benefits	31.7%	30.7%
Advertising	7.8%	8.7%
Occupancy and other store operating costs	18.5%	18.1%
Total store operating costs	91.1%	91.3%
Total store operating costs. Total store operating costs as a percentage of Company-owned store sales decreased by 20 basis points in 2018 compared to 2017, due primarily to the effect of store portfolio changes in select markets and as further explained below:

•	Cost of food and packaging. The decrease in costs of food and packaging as a percentage of Company-owned store sales was primarily due to decreases in commodity prices during 2018.

•
Compensation and benefits. Compensation and benefits as a percentage of Company-owned store sales increased primarily due to fixed labor costs such as store manager salaries representing a larger portion of compensation in lower volume stores. In addition, increases in the minimum wage have negatively affected several of our established markets.

•
Occupancy and other store operating costs. The increase in occupancy and other store operating costs as a percentage of Company-owned store sales was primarily a result of gains on the settlement of lease liabilities recorded in 2017 and increased repairs and maintenance expenditures in 2018.

▪	Advertising. Advertising costs as a percentage of Company-owned store sales decreased in 2018 primarily due to reduced levels of spending on printed advertising compared to 2017.
Selling, general, and administrative. The following table presents selling, general, and administrative costs for the periods reported:

(dollars in thousands)	2018	Change	2017
Selling, general, and administrative	$49,731	(23.0)%	$64,565
Percentage of total revenues	39.3%		43.5%
Selling, general, and administrative costs decreased in 2018 compared to 2017 primarily as a result of Brand Marketing Fund expenses incurred in 2017 associated with our first test of a national media campaign, legal settlement reserves incurred in 2017, and severance and restructuring costs incurred in 2017 associated with executive turnover and staff reductions.
Depreciation and amortization. The following table presents depreciation and amortization for the periods reported:

(dollars in thousands)	2018	Change	2017
Depreciation and amortization	$7,241	(30.7)%	$10,452
Percentage of total revenues	5.7%		7.0%
Depreciation and amortization decreased in 2018 compared to 2017 primarily due to a reduction in the number of Company-owned stores period-over-period.
Loss on disposal or impairment of property and equipment. The following table presents the Loss on disposal or impairment of property and equipment for the periods reported:

(dollars in thousands)	2018	Change	2017
Loss on disposal or impairment of property and equipment	$1,937	(89.4)%	$18,360
Percentage of total revenues	1.5%		12.4%
The loss recorded in 2018 primarily resulted from the recording of contingent liabilities for committed marketing support expenditures associated with the refranchising of Company-owned stores. The loss recorded in 2017 primarily resulted from an asset impairment charge to our retired e-commerce platform of $9.1 million and asset impairment charges from store closures and the write-down of Company-owned store assets in four markets of $9.1 million in the aggregate, partially offset by gains from the refranchising of Company-owned stores.
Interest expense, net. The following table presents net interest expense for the periods reported:

(dollars in thousands)	2018	Change	2017
Interest expense, net	$5,212	2.6%	$5,078
Percentage of total revenues	4.1%		3.5%
Interest expense, net increased in 2018 compared to 2017 as a result of increases in LIBOR lending rates which resulted in a higher weighted average interest rate of 6.01% during 2018 compared to 4.34% in 2017, partially offset by a reduction in the balance of outstanding debt throughout 2018.
Income Taxes. The following table presents income taxes for the periods reported:

(dollars in thousands)	2018	Change	2017
Provision for (benefit from) income taxes	$1,483	N/M	$(18,509)
Percentage of total revenues	1.2%		(12.5)%
Effective tax rate	25.5%		N/M
N/M = Not Meaningful
The provision for (benefit from) income taxes increased in 2018 compared to 2017 due to the corporate tax rate reduction made by the 2017 Tax Act. This tax rate reduction yielded a $12.6 million benefit in 2017. The effective tax rate for 2018 was higher due to a switch to pre-tax income in 2018 and a prior year benefit created by the 2017 Tax Act corporate tax rate reduction.
Segment Results
Franchise. The following table presents Franchise total revenues and Adjusted EBITDA for the periods reported:

(dollars in thousands)	2018	Change	2017
Total revenues	$44,864	5.1%	$42,707
Percentage of total revenues	31.6%		27.4%
Adjusted EBITDA	25,673	—%	25,682
Total revenues for the Franchise segment increased in 2018 compared to 2017 due primarily to increases in franchise fee revenues and e-commerce fees, partially offset by a decline in segment comparable store sales of 2.3% and the closure of 87 franchised stores.
Adjusted EBITDA for the Franchise segment remained constant in 2018 compared to 2017 as increased revenues were offset by and increases in Selling, general and administrative costs.

Company Stores. The following table presents Company Stores total revenues and Adjusted EBITDA for the periods reported:

(dollars in thousands)	2018	Change	2017
Total revenues	$61,776	(19.6)%	$76,868
Percentage of total revenues	48.9%		51.8%
Adjusted EBITDA	884	(67.1)%	2,685
Total revenues for the Company Stores segment decreased in 2018 compared to 2017 as a result of a decline in segment comparable store sales of 4.8%, the net refranchising of 29 segment stores, and the closure of 16 segment stores.
Adjusted EBITDA for the Domestic Company Stores segment decreased in 2018 compared to 2017 as a result of a decline in comparable store sales of 4.8% and the net refranchising of 29 segment stores, partially offset by savings generated from the closing of 10 underperforming stores.
Brand Funds. The following table presents Brand Funds total revenues and Adjusted EBITDA for the periods reported:

(dollars in thousands)	2018	Change	2017
Total revenues	$24,636	(20.2)%	$30,867
Percentage of total revenues	19.5%		20.8%
Adjusted EBITDA	169	N/M	(450)
N/M = Not Meaningful
Total revenues for the Brand Funds segment decreased in 2018 primarily as a result of declines in comparable domestic store sales of 2.4%, fewer domestic stores period-over-period, and the elimination of the incremental advertising fee of 0.85% of sales. Adjusted EBITDA for the Brand Funds increased in 2018 primarily due to the elimination of advertising expenditures associated with our test of national advertising during 2017.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operating activities and proceeds from the incurrence of debt, which together are sufficient to fund our operations, tax payments, capital expenditures, interest, fees, and principal payments on our debt as well as to support our growth strategy. As a public company, we may also raise additional capital through the sale of equity. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all. We have also initiated a refranchising initiative to reduce our Company-owned stores to no more than 50 by the end of 2020. We intend to use the net cash proceeds from refranchising to reduce debt.
As of December 31, 2018, we had cash and cash equivalents of $5.8 million and a $7.5 million revolving credit facility, of which none was drawn. As of December 31, 2018, we had $82.5 million of outstanding indebtedness and principal payments of $2.1 million are due quarterly. We believe that our cash flows from operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of December 31, 2018, we were in compliance with all of our covenants and other obligations under our senior secured credit facility.
While we believe that we will have the ability to refinance our senior secured credit facility when it matures in 2020, we do not assure you that we will be able to refinance our credit facility on acceptable terms, if at all.

Cash Flows
The following table presents a summary of cash flows from operating, investing, and financing activities for the periods presented:

	Twelve Months Ended
(in thousands)	2018	2017
Net cash provided by operating activities	$10,240	$15,537
Net cash used in (provided by) investing activities	6,986	(1,648)
Net cash used in financing activities	(13,634)	(13,784)
Total cash flows	$3,592	$105
Operating Activities
Net cash provided by operating activities decreased by $5.3 million in 2018 compared to 2017 primarily due to a $6.1 million decrease in net income, partially offset by reduced spending on marketing in 2018 compared to the 2017, which included our test of national advertising. This reduction in advertising spend was partially offset by lower advertising fee revenues due to the elimination of an incremental advertising fee of 0.85% of sales charged to all franchise stores only in fiscal year 2017 to help fund the test of national advertising in the first quarter of 2017.
Investing Activities
In 2018, net cash used in investing activities increased by $8.6 million compared to 2017 primarily due to a $3.4 million decrease in capital spending as a result of a reduction in spending on the construction of new Company-owned stores and $8 million in proceeds resulting from the sale and refranchising of 31 Company-owned stores in 2018 compared to proceeds of $2 million from the sale and refranchising of seven Company-owned stores in 2017.
Financing Activities
Net cash used in (provided by) financing activities decreased in 2018 by $0.2 million compared to 2017 primarily due to proceeds from the exercise of stock options offset by slightly higher payments on long term debt and no net borrowings under our revolving credit facility.

Off-Balance Sheet Arrangements
We have guaranteed certain operating lease payments related to specified franchised stores in connection with the divestiture and refranchising of Company-owned stores. The maximum aggregate potential liability associated with the guaranteed lease payments is $3.0 million. We believe that none of these guarantees has or is likely to have a material effect on our results of operations, financial condition, or liquidity. Additional information on guaranteed lease payments can be found in the “Lease guarantees” section of Financial Statements and Supplementary Data in Note 13 — Leases of the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, accounts and notes receivable, goodwill and other intangible assets, impairment of long-lived assets, income taxes, advertising and marketing costs, and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies and estimates are:

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
Franchise and development fees are paid in advance of a store opening, typically when entering into a new franchise or development agreement. Fees allocated to the franchise license are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement. We have determined that these fees, which are paid in advance of when they are recognized as revenue, do not contain a significant financing component.
The timing of revenue recognition may differ from the timing of payment from customers. We record in our Consolidated Balance Sheets a receivable when revenue is recognized in advance of payment, and a contract liability (“unearned revenue”), when revenue is recognized subsequent to payment. Unearned revenue consists mainly of franchise and development fees paid in advance. A refund liability is recorded when it is known that an amount previously received will be refunded instead of recognized as revenue. We do not incur a significant amount of contract acquisition costs in conducting our franchising activities and have not capitalized any such costs.
Revenue from gift cards is recognized when the gift card is redeemed by a customer in one of our stores. Revenue is not recognized for gift cards redeemed in franchised stores. As gift cards are redeemed by a customer, an estimate of the value of gift card balances that will be unredeemed (“gift card breakage”) is recognized by us as a contribution to the brand marketing fund described below. We determine the gift card breakage rate based upon Company-specific historical redemption patterns.
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
Franchised and Company-owned stores in the United States contribute to an brand marketing fund (“BMF”) that we manage on behalf of these stores. In addition, certain supply chain vendors contribute to the BMF. The BMF also operates a gift card program for the Papa Murphy’s system. Any gift card breakage from this program is recognized as a contribution to the BMF. Under our franchise agreements and other agreements, the contributions received must be spent on marketing, creative efforts, media support, or other related purposes specified in the agreements and result in no profit recognized. The expenditures are primarily amounts paid to third parties, but may also include personnel expenses and allocated costs.

Contributions to the BMF are recorded as franchise revenue and expenses are recorded as selling, general, and administrative expenses. At each reporting date, to the extent contributions exceed expenditures on a cumulative basis, the excess contributions to the BMF are accounted for as a deferred liability and are recorded in accrued expenses in our Consolidated Balance Sheets. Previously recognized expenses in excess of contributions on a cumulative basis may be recovered if subsequent contributions exceed expenditures.
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
Leases
We lease the property for our corporate headquarters, Company-owned stores, and certain office equipment. We determine if an arrangement is a lease at its inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company currently has no finance leases.
ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets also exclude lease incentives received. We have lease agreements with lease and non-lease components, which are accounted for separately. For certain equipment leases, such as copiers, we account for the lease and non-lease components as a single lease component.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease terms for Company-owned stores are generally five years with one or more five-year renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Economic performance of a store is the primary factor used to estimate whether an option to extend a lease term will be exercised or not.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except share and per share data)	December 31, 2018	January 1, 2018
Revenues
Franchise	$64,653	$71,640
Company-owned store sales	61,776	76,868
Total revenues	126,429	148,508

Costs and Expenses
Store operating costs:
Cost of food and packaging	20,415	25,958
Compensation and benefits	19,601	23,603
Advertising	4,794	6,684
Occupancy and other store operating costs	11,441	13,931
Selling, general, and administrative	49,731	64,565
Depreciation and amortization	7,241	10,452
Loss on disposal or impairment of property and equipment	1,937	18,360
Total costs and expenses	115,160	163,553
Operating Income (Loss)	11,269	(15,045)

Interest expense, net	5,212	5,078
Loss on early retirement of debt	38	—
Other expense, net	212	204
Income (Loss) Before Income Taxes	5,807	(20,327)

Provision for (benefit from) income taxes	1,483	(18,509)
Net Income (Loss)	$4,324	$(1,818)

Earnings (loss) per share of common stock
Basic	$0.26	$(0.11)
Diluted	$0.25	$(0.11)
Weighted average common stock outstanding
Basic	16,929,764	16,870,013
Diluted	17,000,858	16,870,013
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except par value and share data)	December 31, 2018	January 1, 2018
ASSETS
Current Assets
Cash and cash equivalents	$5,766	$2,174
Accounts receivable, net	3,564	3,788
Inventories	549	719
Prepaid expenses and other current assets	2,173	2,281
Total current assets	12,052	8,962
Property and equipment, net	4,866	10,064
Operating lease right of use assets	9,801	16,331
Goodwill	101,763	107,751
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	27,326	31,655
Assets held for sale	3,117	—
Other assets	797	350
Total assets	$246,724	$262,115

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,773	$5,389
Accrued expenses and other current liabilities	12,389	12,382
Current portion of lease liabilities	2,510	3,382
Current portion of unearned franchise and development fees	1,715	1,564
Current portion of long-term debt	11,400	8,400
Total current liabilities	32,787	31,117
Long-term debt, net of current portion	70,644	86,994
Lease liabilities, net of current portion	8,806	16,296
Unearned franchise and development fees, net of current portion	8,546	10,037
Deferred tax liability, net	23,121	21,825
Other long-term liabilities	3,797	1,704
Total liabilities	147,701	167,973
Commitments and contingencies (Note 17)
Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 17,025,028 and 16,971,461 shares issued and outstanding, respectively)	170	170
Additional paid-in capital	121,171	120,614
Accumulated deficit	(22,318)	(26,642)
Total equity	99,023	94,142
Total liabilities and equity	$246,724	$262,115
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
(In thousands)	Shares	Amount
BALANCE, January 2, 2017	16,956	$170	$119,932	$(24,942)	$95,160
Cumulative effect adjustment	—	—	—	118	118
Common stock issued	35	—	—	—	—
Common stock repurchases	(20)	—	(5)	—	(5)
Stock based compensation expense	—	—	687	—	687
Net loss	—	—	—	(1,818)	(1,818)
BALANCE, January 1, 2018	16,971	$170	$120,614	$(26,642)	$94,142
Common stock issued	64	—	91	—	91
Common stock repurchases	(10)	—	(29)	—	(29)
Stock based compensation expense	—	—	495	—	495
Net income	—	—	—	4,324	4,324
BALANCE, December 31, 2018	17,025	$170	$121,171	$(22,318)	$99,023
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	December 31, 2018	January 1, 2018
Operating Activities
Net Income (Loss)	$4,324	$(1,818)
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	7,241	10,452
Loss on disposal or impairment of property and equipment	1,937	18,360
Deferred taxes	1,296	(18,689)
Share-based compensation	495	687
Other non-cash items	342	422
Change in operating assets and liabilities
Accounts receivable	238	1,541
Prepaid expenses and other assets	1,985	4,879
Unearned franchise and development fees	(1,508)	(753)
Accounts payable	(1,208)	(548)
Accrued expenses and other liabilities	(4,902)	1,004
Net cash provided by operating activities	10,240	15,537

Investing Activities
Acquisition of property and equipment	(576)	(3,987)
Acquisition of stores, less cash acquired	(134)	—
Proceeds from sale of stores	7,599	2,288
Payments received on notes receivable	97	51
Net cash provided by (used in) investing activities	6,986	(1,648)

Financing Activities
Payments on long-term debt	(13,392)	(12,979)
Advances on revolver	5,900	14,900
Payments on revolver	(5,900)	(15,700)
Repurchases of common stock	(29)	(5)
Proceeds from exercise of stock options	91	—
Debt issuance and modification costs	(304)	—
Net cash used in financing activities	(13,634)	(13,784)

Net change in cash and cash equivalents	3,592	105
Cash and Cash Equivalents, beginning of year	2,174	2,069
Cash and Cash Equivalents, end of period	$5,766	$2,174

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$4,970	$4,835
Cash paid (received) during the period for income taxes	$66	$(185)
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Description of Business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Take ‘N’ Bake pizza franchises and operates Take ‘N’ Bake pizza stores owned by the Company. As of December 31, 2018, the Company had 1,437 stores consisting of 1,400 domestic stores (1,294 franchised stores and 106 Company-owned stores) across 37 states, plus 37 franchised stores in Canada and the United Arab Emirates.
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
Fiscal year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal years 2018 and 2017 were 52-week years. All references to years relate to fiscal periods rather than calendar periods. References to fiscal 2018 and 2017 are references to fiscal years ended December 31, 2018 and January 1, 2018, respectively.
Use of estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include the estimation of the fair value of acquired assets and liabilities, including fixed assets, goodwill, and intangible assets and the related subsequent impairment analysis, fair value of stock based compensation, asset retirement obligations, lease guarantees, and deferred tax asset valuation allowance. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable in the circumstances, actual results may differ from those estimates.

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
All credit card, debit card, and electronic benefits transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $0.4 million and $1.0 million as of the end of fiscal 2018 and 2017, respectively.
Accounts receivable
Accounts receivable consist primarily of (a) amounts due from franchise owners for continuing fees that are collected weekly, (b) receivables for vendor rebates and (c) other miscellaneous receivables. Accounts receivable are stated net of an allowance for doubtful accounts determined by management through an evaluation of specific accounts, considering historical losses and existing economic conditions where relevant. Allowance for doubtful accounts amounted to $70,000 and $67,000 as of the end of fiscal 2018 and 2017, respectively.
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
In performing its annual goodwill impairment test, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not, it performs the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount, including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to determine the amount of the impairment. Both the qualitative and quantitative assessments are completed separately with respect to the goodwill of each of the Company’s reporting units. The Company reviews goodwill for impairment annually, as of the first day of its fourth fiscal quarter, or more frequently if indicators of impairment exist. The Company can bypass the qualitative assessment and move directly to the quantitative assessment for any reporting unit in any period and can elect to resume performing the qualitative assessment in any subsequent period.
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
Assets held for sale
Assets are classified as held for sale when management with the appropriate authority commits to a plan to sell the assets, the assets are available for immediate sale, the assets are actively marketed at a reasonable price, the sale is probable within a year, and certain other criteria are met. Assets held for sale consist primarily of Company-owned stores where the Company has committed to a plan to sell specific stores. Assets designated as held for sale are held at the lower of the net book value or fair value less costs to sell. There is an additional amount of assets held for sale reported in Prepaid expenses and other current assets on the Consolidated Balance Sheets (see Note 4 — Prepaid Expenses and Other Current Assets). Depreciation is not charged against property and equipment classified as assets held for sale.
Asset retirement obligations (“AROs”)
AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is obligated to remove in order to comply with certain lease agreements. At the inception of a lease with such conditions, the Company records an ARO and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Fair value is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates, and discount rates in effect at the time the lease is signed. Over time, the obligation is accreted to its projected future value and, upon satisfaction of the ARO conditions, any difference between the recorded liability and the actual retirement costs incurred is recognized as an operating gain or loss in the Consolidated Statements of Operations. The Company had AROs outstanding of $1.3 million and $1.6 million as of the end of fiscal 2018 and 2017, respectively, as a component of other liabilities.
Revenue recognition
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

•
Gift cards. The Company operates a system-wide gift card program and recognizes revenue from gift cards when a gift card is redeemed in a Company-owned store. As gift cards are redeemed by a customer, an estimate of the value of gift card balances that will be unredeemed (“gift card breakage”) is recognized by the Company as a contribution to the brand marketing fund described under Advertising and marketing costs below. The Company determines the gift card breakage rate based upon Company-specific historical redemption patterns.

The timing of revenue recognition may differ from the timing of payment from customers. The Company records a receivable when revenue is recognized in advance of payment, and a contract liability (“unearned revenue”), when revenue is recognized subsequent to payment. Unearned revenue consists mainly of franchise and development fees paid in advance. A refund liability is recorded when it is known that an amount previously received will be refunded instead of recognized as revenue. The Company does not incur a significant amount of contract acquisition costs in conducting its franchising activities and has not capitalized any such costs.
Software revenue recognition
Periodically, the Company acquires point-of-sale ("POS") software licenses in a lump sum purchase. The Company recognizes revenues for the resale of software licenses upon delivery to franchise owners to the extent collectability is probable. The Company had $0.4 million of software licenses as of the end of fiscal 2018 and 2017 as a component of prepaid expenses and other current assets.
Advertising and marketing costs
Advertising costs, including contributions to local advertising cooperatives which are based on a percentage of sales, are expensed when incurred except for media development costs, which are expensed when the advertisement is first aired. These costs are included in store operating costs or selling, general, and administrative expenses based on the nature of the advertising and marketing costs incurred.
Franchised and Company-owned stores in the United States contribute to a brand marketing fund (“BMF”) that the Company manages on behalf of these stores. In addition, certain suppliers contribute to the BMF. The Company is committed under its franchise and other agreements to spend revenues of the BMF on marketing, creative efforts, media support, or related purposes specified in the agreements. Contributions to the BMF are recognized as revenue, while expenditures are included in selling, general, and administrative expenses. Expenditures of the BMF are primarily amounts paid to third-parties, but may also include personnel expenses and allocated costs. At each reporting date, to the extent contributions to the BMF exceed expenditures on a cumulative basis, the excess contributions are recorded in accrued expenses in the Company’s Consolidated Balance Sheets. While no profit is recognized on amounts received by the BMF, when expenditures exceed contributions to the BMF on a cumulative basis, income from operations and net income may be affected due to the timing of when revenues are received and expenses are incurred (see Note 19 — Brand Marketing Fund).
Leases
The Company leases the property for its corporate headquarters, Company-owned stores, and certain office equipment. The Company is not a party to leases for franchise locations except for two locations that operate under a sublease and a few leases assigned to franchisees when stores were refranchised wherein it remains secondarily liable (see Lease guarantees below). The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities, and operating lease liabilities in the Consolidated Balance Sheets. The Company currently has no finance leases.

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
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease terms for Company-owned stores are generally five years with one or more five-year renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. The Company’s leases have remaining lease terms of 0.6 to 9.9 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Economic performance of a store is the primary factor used to estimate whether an option to extend a lease term will be exercised or not.
Lease guarantees
On occasion, the Company becomes a guarantor for certain operating leases when it sells a Company-owned store or a store under construction by the Company. The guarantee obligation is initially measured as the fair value of the guarantee, which is recorded as a liability. The Company recognizes its release from risk as a guarantor as the lease obligation is settled over the remaining lease term. In addition, throughout the guarantee period, the Company records a reserve when any loss becomes probable in connection with such lease guarantee. As of the end of fiscal 2018 and 2017, the Company’s liability in connection with the unamortized value of these lease guarantees was $165,000 and $69,000, respectively, and no additional liability has been recorded in connection with a probable loss from these guarantees.
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
As of the end of each of fiscal years 2018 and 2017, the Company has recorded reserves for uncertain tax positions totaling $77,000.
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
Adoption of ASU 2014-09 had a material impact on the Company’s consolidated financial statements. The most significant impacts relate to the: (i) accounting for franchise and development fees, and (ii) accounting for the Company’s advertising fund ("BMF") and Convention Fund (with the BMF, the “Brand Funds”). Specifically, under the new standard the Company recognizes franchise fees ratably over the life of the contract rather than at the time the store is opened or a successive contract commences. Revenue related to the Company’s franchise royalties, which are based on a percentage of franchise sales, and revenue from Company-owned stores remain substantially unchanged.
The Company has determined that ASU 2014-09 requires a gross presentation on the Company’s Consolidated Statements of Operations for revenues and related expenses of the Brand Funds. These funds exist solely for the purpose of promoting the Papa Murphy’s brand in the U.S. While this change materially affects the gross amount of reported revenues and expenses, the effect generally is an offsetting increase to both revenues and expenses with no net effect on reported Operating Income (Loss) and Net Income (Loss).
Refer to Impacts to Reported Results below for more detailed effects of adoption on the Company’s financial statements and refer to Note 12 — Revenue for more information on its accounting for revenue.
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
Adoption of the new standard has had a material impact on the Company’s consolidated financial statements. The most significant impacts related to the (i) recognition of ROU assets and lease liabilities for operating leases, and (ii) changes in occupancy costs and impairment losses related to prior year store closures and impairments. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. A loss is recognized when the ROU asset is impaired in connection with the impairment of a store’s assets due to economic or other factors.
Refer to Impacts to Reported Results below for more detailed effects of adoption on the Company’s financial statements and refer to Note 13 — Leases for more information on its accounting for leases.
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
In August 2018, the FASB issued ASU No. 2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Companies can choose to adopt the new guidance prospectively or retrospectively. The Company is still evaluating the impact of ASU 2018-15 on its financial position and results of operations.
Impacts to Reported Results
Adoption of the standards related to revenue recognition and leases affected the Company’s previously reported results as follows:

	Fiscal 2017 Income Statement
(in thousands, except earnings per share)	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted
Total revenues(1)	$118,661	$29,847	$—	$148,508
Store operating costs	72,927	(1,570)	(1,181)	70,176
Selling, general, and administrative(1)	33,869	30,737	(42)	64,565
Loss on disposal or impairment of property and equipment	15,680	—	2,680	18,360
(Benefit from) provision for income taxes	(19,543)	1,416	(383)	(18,509)
Net loss	(8)	(736)	(1,074)	(1,818)
Diluted earnings (loss) per share	0.00	(0.04)	(0.07)	(0.11)
(1)Recognition of advertising revenue and expense on a gross basis instead of a net basis by the Brand Funds comprised $29.2 million of the revenue adjustment and $30.7 million of the expense adjustment under the revenue standard. The revenue adjustment due to the change in method of recognizing franchise and development fees was $0.7 million.

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

Adoption of the standard related to revenue recognition did not materially affect cash from or used in operating, financing, or investing cash flows on the Company’s consolidated cash flows statements.

Note 3 — Acquisitions
Acquisitions in 2018
In November 2018, Papa Murphy's Company Stores, Inc. (“PMCSI”), a wholly owned subsidiary of the Company, acquired certain assets used in the operation of two Papa Murphy's stores in the Dallas, Texas area from a franchise owner and refranchised the assets to another franchisee the same day (see Note 6 — Divestitures for related information). The total consideration paid was $0.1 million and the value of assets acquired was $0.1 million.

Note 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	2018	2017
Prepaid media production costs	$724	$376
Prepaid software and support	469	223
Prepaid occupancy related costs	136	159
Prepaid insurance	160	377
Taxes receivable	61	182
POS software licenses for resale	368	364
Assets held for sale	257	432
Advertising cooperative assets, restricted	(24)	4
Other	22	164
Total prepaid expenses and other current assets	$2,173	$2,281
Prepaid media development costs represent costs incurred for advertisements that have not aired.
Assets held for sale include assets from closed stores that the Company is actively marketing to new or existing franchisees.

Note 5 — Property and Equipment
Property and equipment, net, consists of the following:

(in thousands)	2018	2017
Leasehold improvements	$4,184	$7,475
Restaurant equipment and fixtures	6,891	12,515
Office furniture and equipment	3,017	2,978
Software	8,923	7,917
Vehicles	—	6
Construction in progress	436	1,059
	23,451	31,950
Accumulated depreciation and amortization	(18,585)	(21,886)
Property and equipment, net	$4,866	$10,064
Depreciation expense amounted to $2.9 million and $5.8 million during fiscal 2018 and 2017, respectively.

During fiscal 2018, the Company transferred approximately $3.0 million from fixed assets to assets held for sale as part of the Company's ongoing divestiture activity. See Note 6 — Divestitures.
As part of the Company’s property and equipment impairment review, the Company recorded an impairment of $0.1 million and $4.4 million to its Company-owned store assets during fiscal 2018 and 2017, respectively.
The Company recognized impairment losses of $0.2 million and $2.3 million in fiscal 2018 and 2017, respectively, related to the closure of certain underperforming Company-owned stores.

Note 6 — Divestitures
Divestitures in 2018
On April 23, 2018, the Company completed the sale and refranchise of two Company-owned stores in Arkansas. On May 21, 2018 and June 25, 2018, respectively, the Company completed the sale and refranchise of ten Company-owned stores in the Denver, Colorado area and ten Company-owned stores in the Colorado Springs, Colorado area. On October 1, 2018 and November 6, 2018 the Company completed the sale and refranchise of seven and two Company-owned stores, respectively, in the Dallas, Texas area. The aggregate sale price for the 31 stores was $7.8 million, paid in cash and a long-term receivable of $0.5 million. The Company recognized a pre-tax loss from these dispositions of $1.2 million. The Company recorded a contingent liability for marketing expenditures of $1.5 million, of which $0.4 million is recorded as accrued expenses and other current liabilities and $1.1 million is recorded as other long-term liabilities on the Company's Consolidated Balance Sheets. In connection with the sale, the buyers paid $450,000 in franchise fees. These dispositions did not meet the criteria for accounting as a discontinued operation.
Divestitures in 2017
On May 1, 2017, the Company completed the sale and refranchise of six Company-owned stores in Colorado. On May 8, 2017, the Company completed the sale and refranchise of one Company-owned store in Colorado in an unrelated transaction. The aggregate sale price for the seven stores was $2.2 million, paid in cash, and the Company recognized a pre-tax gain of $0.1 million. In connection with the sale, the buyers paid $0.3 million in franchise fees. The assets sold were classified as assets held for sale on the Company’s Consolidated Balance Sheets. These dispositions did not meet the criteria for accounting as a discontinued operation.

Note 7 — Goodwill
The following summarizes changes to the Company’s goodwill by reportable segment:

(in thousands)	Company Stores	Franchise	Total
Balance at January 2, 2017	$26,924	$81,546	$108,470
Disposition	(719)	—	(719)
Balance at January 1, 2018	26,205	81,546	107,751
Disposition	(5,988)	—	(5,988)
Balance at December 31, 2018	$20,217	$81,546	$101,763
There is no goodwill associated with the Brand Funds segment. Based on the results of the Company’s impairment testing, the Company did not recognize any impairment of goodwill during fiscal 2018 or 2017. The Company recorded Goodwill disposals in fiscal 2018 and 2017 from the sale of Company-owned stores to franchise owners (see Note 6 — Divestitures).

Note 8 — Intangible Assets
Intangible assets consist of the following:

	2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Intangible assets subject to amortization:
Franchise relationships	$56,000	$(30,355)	$25,645	16.0
Reacquired franchise rights	4,660	(2,979)	1,681	7.8
Net intangible assets subject to amortization	$60,660	$(33,334)	$27,326	15.4
Intangible assets not subject to amortization
Trade name and trademarks			$87,002

	2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Intangible assets subject to amortization:
Franchise relationships	$56,000	$(26,855)	$29,145	16.0
Reacquired franchise rights	5,887	(3,377)	2,510	6.8
Net intangible assets subject to amortization	$61,887	$(30,232)	$31,655	15.1
Intangible assets not subject to amortization
Trade name and trademarks			$87,002
Reacquired franchise rights were recorded as part of the Company’s acquisitions of franchised stores. Trade name and trademarks are intangible assets determined to have indefinite lives and are not subject to amortization. Management has concluded that none of its reporting units, with a material amount of intangible assets not subject to amortization, are at risk for failing step one of the quantitative assessment for impairment of intangible assets.
Amortization expense amounted to $4.3 million and $4.7 million for fiscal 2018 and 2017, respectively.
The estimated future amortization expense of amortizable intangible assets as of the end of fiscal 2018 is as follows (in thousands):

Fiscal year	2019	$4,056
	2020	3,943
	2021	3,876
	2022	3,803
	2023	3,503
	Thereafter	8,145
		$27,326

Note 9 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	2018	2017
Term loan under credit facility	$79,508	$92,900
Notes payable	3,000	3,000
Total principal amount of long-term debt	82,508	95,900
Less unamortized debt issuance costs	(464)	(506)
Total long-term debt	82,044	95,394
Less current portion	(11,400)	(8,400)
Total long-term debt, net of current portion	$70,644	$86,994
Maturities on long-term debt consist of the following:

(in thousands)		Senior Secured Credit Facility	Notes Payable	Total
Fiscal Years	2019	$8,400	$3,000	$11,400
	2020	71,108	—	71,108
		$79,508	$3,000	$82,508
The weighted average interest rate across all senior secured credit facilities for fiscal 2018 and 2017 was 6.01% and 4.34%, respectively.
Senior secured credit facility
On August 28, 2014, PMI Holdings, Inc., a wholly-owned subsidiary of the Company, entered into a $132.0 million senior secured credit facility (the “Credit Facility”) consisting of a $112.0 million term loan and a $20.0 million revolving credit facility, which includes a $2.5 million letter of credit sub-facility and a $1.0 million swing-line loan sub-facility. Closing and structuring fees of $1.6 million were incurred as a result of this transaction which will be amortized over the duration of the loan. The term loan and any loans made under the revolving credit facility were originally scheduled to mature in August 2019.
On November 6, 2018, PMI Holdings, Inc. entered into a second amendment to its Credit Facility. The amendment, among other things, extends the term of the Credit Facility by twelve months to August 2020 and reduces the revolving credit facility from $20.0 million to $7.5 million. In addition, the amendment increases the maximum leverage ratio, requires continuation of quarterly $2.1 million installment payments through the new maturity date, and increases the applicable interest rate margins. Closing and structuring fees of $0.3 million were incurred as a result of this transaction which will be amortized over the remaining duration of the loan.
Borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin based on the Company’s consolidated leverage ratio, plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the “Prime Rate” publicly quoted by The Wall Street Journal, (ii) the federal funds rate plus 50 basis points, or (iii) the LIBOR rate with a one-month interest period plus 100 basis points, or (b) a LIBOR rate determined for the specified interest period. The applicable margin for borrowings under the Credit Facility, as amended by the second amendment to the credit facility, ranges from 200 to 300 basis points for base rate borrowings and 300 to 400 basis points for LIBOR rate borrowings. The Credit Facility includes customary fees for loan facilities of this type, including a commitment fee on the revolving credit facility. As of December 31, 2018, all $79.5 million of the term loan was subject to the LIBOR rate option at 6.52%.
The obligations under the Credit Facility are guaranteed by certain domestic subsidiaries of the Company (the “subsidiary guarantors”) and are secured by substantially all assets of the Company and the subsidiary guarantors. The Credit Facility also contains customary affirmative and negative covenants that are typical for loan facilities of this type, including covenants that, among other things, restrict the Company's ability and the ability of its subsidiaries to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes, including mergers and consolidations, sell assets, make dividends, distributions and investments, and prepay subordinated indebtedness, subject to customary exceptions.

The Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum interest coverage ratio, and a fixed charge coverage ratio.
With a maturity date of over one year from December 31, 2018, balances outstanding under the Credit Facility are classified as non-current on the Consolidated Balance Sheets, except for mandatory, minimum term loan amortization payments of $2.1 million due on the last day of each fiscal quarter.
Notes payable
PMCSI has a note payable for $3.0 million which bears interest at 5% and matures in January 2019. This note is subordinated to the senior secured credit facility.
Deferred financing costs and prepayment penalties
In conjunction with the Credit Facility, the Company evaluated the refinancing of its prior credit facility and determined that the borrowing was extinguished and not modified. Accordingly, unamortized deferred financing costs of $2.3 million from the prior credit facility and a prepayment penalty of $1.1 million were expensed as a Loss on early retirement of debt in 2014. The Company incurred $1.6 million in financing costs, which was capitalized and is being amortized using an effective interest rate method. The Company also incurred $0.3 million in financing costs associated with the second amendment to the Credit Facility, which was also capitalized and is being amortized using an effective interest rate method.
Deferred financing costs amortized to interest expense in the Consolidated Statements of Operations amounted to $0.3 million for fiscal years 2018 and 2017, respectively.
Amortization of deferred financing costs in the future is expected to be as follows (in thousands):

Fiscal Years	2019	$287
	2020	177
		$464

Note 10 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	2018		2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurements
Financial assets
Notes receivable (1)	$—	$—	$97	$88	Level 3
Other receivables (1)	505	439	—	—	Level 3

(1)	The fair value of notes receivable and other receivables was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.

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

Note 11 — Accrued and Other Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	2018	2017
Accrued compensation and related costs	$4,100	$3,902
Accrued legal settlement costs	2,363	3,940
Gift cards and certificates payable	2,700	2,676
Accrued interest and non-income taxes payable	318	461
Convention fund balance	1,175	841
Advertising cooperative liabilities	25	60
Lease liabilities held for sale	763	—
Other	945	502
Total accrued expenses and other current liabilities	$12,389	$12,382
Accrued legal settlement costs decreased since January 1, 2018 due to $1.8 million in payments to partially settle the TCPA class action lawsuit and $3.3 million in payments to settle franchise litigation claims that reduced the $3.7 million accrual for legal settlement costs related to the franchise litigation recorded in the current year. Both lawsuits are discussed in more detail in Note 17 — Commitments and Contingencies. Included in Accounts receivable, net is an insurance receivable equal to 75% of the anticipated settlement of the franchise owner lawsuit.

Note 12 — Revenue
Revenue by Category
The following series of tables present revenue disaggregated by several categories for the periods reported.
Revenues by contract type were as follows:

	2018
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$36,234	$—	$14,677	$50,911
Franchise fees	2,891	—	—	2,891
Vendor payments	—	—	5,008	5,008
E-commerce fees	2,384	—	—	2,384
Other franchise and brand	99	—	3,360	3,459
Company-owned stores	—	61,776	—	61,776
Total revenues	41,608	61,776	23,045	126,429
Intersegment revenues	3,256	—	1,591	4,847
Reconciliation to business segment revenues	$44,864	$61,776	$24,636	$131,276

	2017
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$37,552	$—	$22,189	$59,741
Franchise fees	2,907	—	—	2,907
Vendor payments	—	—	4,524	4,524
E-commerce fees	1,936	—	—	1,936
Other franchise and brand	85	—	2,447	2,532
Company-owned stores	—	76,868	—	76,868
Total revenues	42,480	76,868	29,160	148,508
Intersegment revenues	227	—	1,707	1,934
Reconciliation to business segment revenues	$42,707	$76,868	$30,867	$150,442
Revenues by geographic location were as follows:

	2018
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$41,280	$61,776	$23,045	$126,101
International	328	—	—	328
Total revenues	$41,608	$61,776	$23,045	$126,429

	2017
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$42,084	$76,868	$29,160	$148,112
International	396	—	—	396
Total revenues	$42,480	$76,868	$29,160	$148,508
Contract Balances
Changes in the balances of contract liabilities (unearned revenue) during the periods reported were as follows:

(in thousands)	Contract Liabilities
Balance at January 1, 2018	$11,151
Revenue recognized that was included in the balance at the beginning of the period	(2,718)
Cash received, net of amounts recognized as revenue during the period	1,775
Contract refunds	(330)
Balance at December 31, 2018	$9,878
The Company had a refund liability of $0.5 million as of December 31, 2018 and January 1, 2018, respectively. Receivables from contracts with customers included in Accounts receivable, net were $3.1 million and $3.8 million as of December 31, 2018 and January 1, 2018, respectively.
The following table includes estimated franchise fee revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2018 (in thousands):

Fiscal year	2019	$1,623
	2020	1,488
	2021	1,331
	2022	1,170
	2023	937
	Thereafter	3,329
	Total	$9,878

Note 13 — Leases
The components of lease expense for the periods reported are as follows:

(in thousands)	2018	2017
Operating lease cost	$3,789	$5,068
Short-term lease cost	45	22
Variable lease cost	16	34
Sublease income	(60)	(66)
Total lease cost	$3,790	$5,058
Supplemental cash flow information related to leases for the periods reported is as follows:

(in thousands)	2018	2017
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,410	$4,871
Right-of-use assets obtained in exchange for new operating lease liabilities	926	213
Weighted-average remaining lease term of operating leases	5.3 years	5.9 years
Weighted-average discount rate of operating leases	6.0%	6.0%
Future minimum lease payments under non-cancelable leases as of December 31, 2018 are as follows (in thousands):

Fiscal year	2019	$4,104
	2020	3,509
	2021	2,580
	2022	1,913
	2023	1,490
	Thereafter	2,655
	Total future minimum lease payments	16,251
	Less imputed interest	(2,804)
	Less lease liabilities held for sale(1)	(2,131)
	Total Lease Liabilities	$11,316

(1)
Lease liabilities held for sale includes $0.8 million reported in Accrued expenses and other current liabilities (see Note 11 — Accrued and Other Liabilities) and $1.4 million reported in Other long-term liabilities in the Company's Consolidated Balance Sheets.

As of December 31, 2018, the Company had no operating leases that had not yet commenced.
Lease guarantees
The Company is the guarantor for operating leases of 40 franchised stores that have terms expiring on various dates from February 2019 to April 2025. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. During 2018, the Company was required to perform under one of these guarantees when a franchisee declared bankruptcy and defaulted on its obligations. As a result, the Company recorded a loss contingency of $170,000 for 2018. As of December 31, 2018, the Company does not believe it probable that it would be required to perform under any of the remaining guarantees.

As of the end of fiscal 2018, future commitments under these leases are as follows (in thousands):

Fiscal Years	2019	$1,133
	2020	900
	2021	486
	2022	240
	2023	181
	Thereafter	56
		$2,996

Note 14 — Income Taxes
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
As of December 31, 2018 the Company has completed its accounting for all enactment-date tax effects of the 2017 Tax Act and current period adjustments related to these items were immaterial.
The components of the provision for (benefit from) income taxes are as follows:

(in thousands)	2018	2017
Current tax provision
Federal	$10	$9
State	177	171
	187	180
Deferred tax provision (benefit)
Federal	1,156	(17,790)
State	140	(899)
	1,296	(18,689)
Total provision for (benefit from) income taxes	$1,483	$(18,509)

The components of the non-current deferred tax liability are as follows:

(in thousands)	2018	2017
Deferred income tax assets:
Unearned franchise and development fees	$1,816	$2,565
Convention and Advertising funds balance	255	208
Compensation accruals	652	449
Gift card accruals	134	348
Asset retirement obligation	52	120
Lease obligations	700	596
Share-based compensation	838	769
Net operating loss	158	1,013
Other	700	213
Total deferred tax assets	5,305	6,281
Valuation allowance	(134)	(98)
Total deferred tax assets after valuation allowance	5,171	6,183
Deferred income tax liabilities:
Fixed asset, goodwill, and intangible asset basis differences	(26,283)	(27,273)
Other	(2,009)	(735)
Total deferred tax liabilities	(28,292)	(28,008)
Net deferred tax liability	$(23,121)	$(21,825)
As of the end of fiscal 2018, the Company had state net operating loss carry forwards of $3.0 million. As of the end of fiscal 2017, the Company had federal and state net operating loss carry forwards of $3.8 million and $5.0 million, respectively. The state net operating loss carry forwards begin to expire in 2020. As of the end of fiscal 2018, the Company has federal and state credit carryovers of $0.5 million that are a combination of credits that begin to expire in 2035.
Tax benefits for federal and state net operating loss carry forwards are recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded. The Company has looked to future reversals of existing taxable temporary differences in determining that its federal and a majority of its state net operating loss carry forwards are more likely than not to be utilized prior to their expiration dates. Consequently, no valuation allowance has been recorded for these deferred tax assets. Several separate filing states where the Company operates have facts that indicate it is more likely that the Company will not utilize the separate filing state carryovers prior to their expiration dates. As of the end of fiscal 2018, the Company has recorded a $134,000 valuation allowance for these particular carryovers. The Company will continue to evaluate the need for a valuation allowance in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.
As of the end of fiscal 2018, the Company had $77,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

Balance as of the end of fiscal 2017	$77
Additions for tax positions of prior years	—
Balance as of the end of fiscal 2018	$77

A reconciliation of income tax at the United States federal statutory tax rate (using a statutory tax rate of 21% and 34%) to income tax expense for the periods reported is as follows:

(in thousands)	2018	2017
Federal income tax provision based on statutory rate	$1,219	$(6,899)
State and local income tax effect	250	(481)
Impact of change in tax rates	—	(11,300)
Non-deductible expenses	62	203
Tax credits and other	(48)	(32)
Provision for (benefit from) income taxes	$1,483	$(18,509)

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
Restricted common shares
Under the Incentive Plans, restricted common stock awards are subject to either time-vesting or market conditions. Time-vesting restricted common stock awards issued under the 2010 Plan have generally vested 20% on each of the five anniversaries of the sale date. Time-vesting restricted common stock awards granted under the 2014 Plan have generally vested 100% on either the one-year or three-year anniversary of the grant date. Prior to fiscal 2017, market condition restricted common stock awards were scheduled to vest when the volume-weighted average closing price per share of the Company’s common stock equals or exceeds $22.00 per share for 90 consecutive trading days. In fiscal 2017, the vesting condition for market condition restricted common stock was modified to vest when the volume-weighted average closing price per share of the Company’s common stock equals or exceeds $14.50 per share for 90 consecutive trading days. To the extent the fair value of an award on the date of the sale, grant, or modification exceeds the sale price, if any, the excess is recognized as compensation expense as a component of selling, general, and administrative expenses. Compensation expense for time-vesting restricted common stock awards is recognized over the requisite service period on a straight-line basis.
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
Information with respect to restricted stock awards is as follows:

	Number of Shares of Restricted Common Stock
	Time Vesting	Market Condition	Weighted Average Award Date Fair Value per Share
Unvested, January 1, 2018	34,898	40,354	$3.44
Granted	41,000	—	5.33
Vested	(34,898)	—	4.82
Forfeited/Repurchased	—	(10,183)	3.80
Unvested, December 31, 2018	41,000	30,171	$3.79

Fair value information for restricted stock awards during the periods reported is as follows:

(in thousands, except per share amounts)	2018	2017
Weighted average grant date fair value per share	$5.33	$4.65
Total fair value of shares issued	$218	$164
Total fair value of shares vested	$168	$697
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
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Stock Options
	Time Vesting	Market Condition	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2018	949,115	158,127	$7.60
Granted	210,700	—	5.12
Exercised	(22,750)	—	3.99
Forfeited	(333,721)	(46,837)	7.34
Outstanding, December 31, 2018	803,344	111,290	$7.23	7.8 years	$121
Exercisable, December 31, 2018	395,928	—	$9.11	6.7 years	$51
Fair value information for stock options granted and vested and the intrinsic value of stock options exercised during the periods reported are as follows:

(in thousands, except per share amounts)	2018	2017
Weighted average grant date fair value per share	$1.76	$1.66
Total fair value of awards granted	$370	$1,179
Total fair value of awards vested	$435	$422
Total intrinsic value of stock options exercised	$32	$—
Compensation cost and valuation
Total compensation costs recognized in connection with the Incentive Plans for fiscal 2018 and 2017 amounted to $0.5 million and $0.7 million, respectively. Additionally, the associated income tax benefits for each of fiscal 2018 and 2017 amounted to $0.1 million.
As of the end of fiscal 2018, the total unrecognized share-based compensation expense was $1.0 million, with $0.7 million associated with time-vesting awards and $0.2 million associated with market condition awards. The remaining weighted average period for unrecognized share-based compensation expense was 2.2 years as of the end of fiscal 2018.
The fair value of the stock option awards granted during the periods reported was estimated with the following weighted-average assumptions.

	2018	2017
Risk free rate	2.40%	2.00%
Expected volatility	24.4%	25.8%
Expected term	5.1 years	5.5 years
Expected dividend yield	0.0%	0.0%

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
The following table sets forth the computations of basic and diluted EPS:

(in thousands, except per share data)	2018	2017
Earnings:
Net income (loss)	$4,324	$(1,818)
Preferred dividends	—	—
Net income (loss) available to common shareholders	$4,324	$(1,818)
Shares:
Basic weighted average common shares outstanding	16,930	16,870
Dilutive effect of restricted equity awards (1)	71	—
Diluted weighted average number of shares outstanding	17,001	16,870
Earnings (loss) per share:
Basic earnings (loss) per share	$0.26	$(0.11)
Diluted earnings (loss) per share	$0.25	$(0.11)

(1)
An aggregated total of 661,000 and 901,000 potential common shares have been excluded from the diluted EPS calculation for 2018 and 2017, respectively, because their effect would have been anti-dilutive.

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
In July 2018, the Company finalized the tentative settlements with two of the aforementioned franchise owner groups.
In September 2018, the Company reached resolution with an additional franchise owner group.
One franchise owner group remains in the case, with a trial scheduled to start in the spring of 2019.
As before, the Company believes the allegations in this litigation lack merit and, for the remaining plaintiff, the Company will continue to vigorously defend its interests, including by asserting a number of affirmative defenses and, where appropriate, counterclaims. The Company provides no assurance that it will be successful in its defense of the remaining lawsuit;

however, the Company does not currently expect the cost of resolving it to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
The Company is named the defendant in a putative collective action filed by plaintiff Amanda Cottle on January 8, 2019, in the United States District Court for the Middle District of Florida. The lawsuit alleges that the Company violated the FLSA by failing to pay proper overtime wages to the plaintiff, a store manager. Ms. Cottle asks that the court certify the putative class and that unpaid wages and liquidated damages under the FLSA, as well as interest and fees, be awarded to her and each class member. The Company believes the allegations in this litigation lack merit and will vigorously defend its interests in the matter. The Company provides no assurance that it will be successful in its defense of this lawsuit; however, the Company does not currently expect the cost of resolving it to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
In January 2019, the United States District Court for the Western District of Washington issued the final order and mandate releasing all claims relating to the putative class action lawsuit filed against us by plaintiff John Lennartson on May 7, 2015, alleging the Company failed to comply with the requirements of the Telephone Consumer Protection Act when it sent SMS text messages to consumers.
In addition to the foregoing, the Company is subject to routine legal proceedings, claims and litigation in the ordinary course of its business. The Company may also engage in future litigation with franchise owners to enforce the terms of franchise agreements and compliance with the Company's standards as determined necessary to protect the Company’s brand, the consistency of products and the customer experience. Lawsuits require significant management attention and financial resources and the outcome of any litigation is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 18 — Retirement Plans
The Company has a defined contribution benefit plan, qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), covering all eligible employees. 401(k) Plan participants may receive up to a 4% matching contribution up to the limits established by the plan and by the Internal Revenue Service and are vested immediately. Contributions to the 401(k) Plan by the Company during fiscal 2018 and 2017 amounted to $0.4 million.

Note 19 — Brand Marketing Fund
The Company manages the BMF on behalf of all Papa Murphy’s stores in the United States. The Company is committed under its franchise and other agreements to spend revenues of the BMF on marketing, creative efforts, media support, or related purposes specified in the agreements. Contributions to the BMF are recognized as revenue, while expenditures are included in selling, general, and administrative expenses. Expenditures of the BMF are primarily amounts paid to third-parties, but may also include personnel expenses and allocated costs. At each reporting date, to the extent contributions to the BMF exceed expenditures on a cumulative basis, the excess contributions are recorded in accrued expenses in the Company’s Consolidated Balance Sheets. While no profit is recognized on amounts received by the BMF, when expenditures exceed contributions to the BMF on a cumulative basis, income from operations and net income may be affected due to the timing of when revenues are received and expenses are incurred.
Information on the Company’s BMF balances for the periods reported is as follows:

(in thousands)	2018	2017
Opening fund (deficit) surplus	$(5,461)	$(1,071)
Net activity during the period	38	(4,390)
Ending fund deficit	$(5,423)	$(5,461)
As of December 31, 2018, previously recognized expenses of $5.4 million may be recovered in future periods if subsequent BMF contributions exceed expenditures.

Note 20 — Segment Information
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
The Company now has the following reportable segments: (i) Franchise; (ii) Company Stores; and (iii) Brand Funds. The Franchise segment includes operations with respect to franchised stores and derives its revenues primarily from franchise and development fees and franchise royalties from franchised stores. The Company Stores segment includes operations with respect to Company-owned stores and derives its revenues from retail sales of pizza and side items to the general public. The Brand Funds segment includes the BMF and the Company’s Convention Fund.
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
The following tables summarize information on revenues, segment adjusted EBITDA, depreciation and amortization, interest expense (income), and assets for each of the Company’s reportable segments and include a reconciliation of segment adjusted EBITDA to income (loss) before income taxes:

	Revenues
(in thousands)	2018	2017
Franchise segment	$44,864	$42,707
Brand Funds segment	24,636	30,867
Intersegment eliminations	(4,847)	(1,934)
Franchise related	64,653	71,640
Company Stores segment	61,776	76,868
Total	126,429	148,508
The following table summarizes revenues by geographic area:

	Revenues
(in thousands)	2018	2017
United States	$126,101	$148,112
International	328	396
Total	$126,429	$148,508

	Segment Adjusted EBITDA
(in thousands)	2018	2017
Franchise	$25,673	$25,682
Company Stores	884	2,685
Brand Funds	169	(450)
Total reportable segments adjusted EBITDA	26,726	27,917
Corporate and unallocated	(4,420)	(7,417)
Depreciation and amortization	(7,241)	(10,452)
Interest expense, net	(5,212)	(5,078)
CEO transition and restructuring (1)	(595)	(2,614)
E-commerce impairment (2)	(350)	(9,085)
Store closures and impairments (3)	(1,918)	(9,145)
Litigation settlements (4)	(908)	(4,453)
Strategic alternatives (5)	(237)	—
Debt refinancing (6)	(38)	—
Income (Loss) Before Income Taxes	$5,807	$(20,327)

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)
Represents impairment charges on the write-down of the Company's e-commerce platform based on the decision to move to a third-party developed and hosted solution and non-recurring costs incurred to complete the transition.

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

(4)	Accruals made toward litigation reserves.

(5)	Reflects costs associated with the exploration of strategic alternatives.

(6)	Reflects costs associated with amendments to the Company's credit facilities.

	Depreciation and amortization
(in thousands)	2018	2017
Franchise	$4,644	$5,921
Company Stores	2,597	4,531
Total	$7,241	$10,452

	Total Assets
(in thousands)	2018	2017
Franchise	$120,611	$121,180
Company Stores	38,177	53,226
Brand Funds	873	509
Other (1)	87,063	87,200
Total	$246,724	$262,115

(1)	Other assets which are not allocated to the individual segments primarily include trade names & trademarks.
All long-lived assets are held within the United States.

Note 21 — Subsequent Events
During January 2019, the note payable for $3.0 million held by PMCSI was paid in full (see Note 9 — Financing Arrangements).
During January 2019, the Company made a $1.9 million payment in connection with the final settlement of its TCPA class action lawsuit (see Note 11 — Accrued and Other Liabilities).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Papa Murphy’s Holdings, Inc.

Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheets of Papa Murphy’s Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and January 1, 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and January 1, 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, effective January 2, 2018, the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification (“ASC”) Topic No. 606, and its method of accounting for leases due to the adoption of ASC Topic No 842.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 14, 2019
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” or a “non-accelerated filer.”

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
Item 11. Executive Compensation
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.
1.	Financial Statements: The following financial statements are included in Item 8. “Financial Statements and Supplementary Data”:
	Consolidated Statements of Operations for the Fiscal Years ended December 31, 2018 and January 1, 2018	49
	Consolidated Balance Sheets as of December 31, 2018 and January 1, 2018	50
	Consolidated Statements of Shareholders’ Equity for the Fiscal Years ended December 31, 2018 and January 1, 2018	51
	Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2018 and January 1, 2018	52
	Notes to Consolidated Financial Statements	53
	Report of Independent Registered Public Accounting Firm	79
2.	Financial Statement Schedule:
	Schedule I - Condensed Financial Information of the Registrant	85
	Schedule II - Valuation and Qualifying Accounts	89
	All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements or the notes thereto.
3.	Exhibits:

		Incorporated By Reference
Exhibit			File		Filing
Number	Description Of Exhibits	Form	Number	Exhibit	Date
3.1	Fifth Amended and Restated Certificate of Incorporation of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.1	December 22, 2016
4.1	Form of Common Stock Certificate.	S-1/A	333-194488	4.1	April 28, 2014
4.2	Second Amended and Restated Stockholders’ Agreement.	8-K	001-36432	4.1	May 13, 2014
10.1‡	Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.1	April 4, 2014
10.2	Stockholder’s Agreement	8-K	001-36432	10.1	May 13, 2014
10.3	Credit agreement, dated as of August 28, 2014 among PMI Holdings, Inc., General Electric Capital Corporation, and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 13, 2014
10.4‡	Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.5	April 28, 2014
10.5	Form of Franchise Agreement.	S-1/A	333-194488	10.6	April 4, 2014
10.6	Form of Area Development Agreement.	S-1/A	333-194488	10.7	April 4, 2014
10.7	Form of Multiple Store Commitment Letter and Amendment to Franchise Agreement.	S-1/A	333-194488	10.8	April 4, 2014
10.8‡	Offer Letter dated as of March 22, 2018 between Papa Murphy’s Holdings, Inc. and Nik Rupp.	10-Q	001-36432	10.1	May 10, 2018
10.9‡	Executive Employment and Non-Competition Agreement dated as of May 9, 2018 between Papa Murphy’s Holdings, Inc. and Nik Rupp.	10-Q	001-36432	10.2	May 10, 2018
10.10*‡	First Amendment to Executive Employment and Non-Competition Agreement dated as of November 19, 2018 between Papa Murphy’s Holdings, Inc. and Nik Rupp.

		Incorporated By Reference
Exhibit			File		Filing
Number	Description Of Exhibits	Form	Number	Exhibit	Date
10.11‡	Executive Employment and Non-Competition Agreement dated as of August 10, 2017 between Papa Murphy’s Holdings, Inc. and Weldon Spangler.	10-K	001-36432	10.8	March 15, 2018
10.12*‡	First Amendment to Executive Employment and Non-Competition Agreement dated as of November 20, 2018 between Papa Murphy’s Holdings, Inc. and Weldon Spangler.
10.13‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 27, 2016 between Papa Murphy’s Holdings, Inc. and Victoria J. Tullett.	10-K	001-36432	10.16	March 15, 2017
10.14*‡	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement dated as of November 19, 2018 between Papa Murphy’s Holdings, Inc. and Victoria J. Tullett.
10.15‡	Form of Stock Option Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.20	April 21, 2014
10.16‡	Form of Stock Option Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.21	April 21, 2014
10.17‡	Form of Restricted Stock Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.22	April 21, 2014
10.18‡	Form of Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.23	April 21, 2014
10.19‡	Form of Amendment to the Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.24	April 21, 2014
10.20‡	Form of Stock Option Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.25	April 21, 2014
10.21‡	Form of Restricted Stock Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.26	April 21, 2014
10.22	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its directors and executive officers.	S-1/A	333-194488	10.27	April 21, 2014
10.23	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its sponsor-affiliated directors.	S-1/A	333-194488	10.28	April 21, 2014
10.24‡	Form of Stock Option Agreement subject to performance-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.29	April 28, 2014
10.25	First Amendment to Credit Agreement, dated as of October 31, 2016, among PMI Holdings, Inc., Wells Fargo Bank, National Association, and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 2, 2016
10.26	Second Amendment to Credit Agreement, dated as of November 6, 2018, among PMI Holdings, Inc., Wells Fargo Bank, National Association, and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 7, 2018
10.27‡	Executive Separation Agreement and Release dated as of March 31, 2017 between Papa Murphy’s Holdings, Inc. and Brandon Solano.	10-Q	001-36432	10.1	May 10, 2017
10.28‡	Executive Separation Agreement and Release dated as of March 29, 2017 between Papa Murphy’s Holdings, Inc. and Jayson Tipp.	10-Q	001-36432	10.2	May 10, 2017
10.29	Cooperation Agreement by and among Papa Murphy’s Holdings, Inc., MFP Partners, L.P., Misada Capital Holdings, LLC, Alexander C. Matina and Noah A. Elbogen, dated December 21, 2017.	8-K	001-36432	10.1	December 21, 2017
10.30	Letter Agreement by and among Papa Murphy’s Holdings, Inc., MFP Partners, L.P., Misada Capital Holdings, LLC, and LEP Papa Murphy’s Holdings, LLC, dated December 21, 2017.	8-K	001-36432	10.2	December 21, 2017
10.31	Purchase and Sale Agreement dated April 17, 2018 among Papa Murphy’s Company Stores, Inc., Papa Murphy’s International LLC, and Fresh Take, LLC	10-Q	001-36432	10.3	May 10, 2018
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Moss Adams LLP
24.1*	Directors’ Powers of Attorney
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
*    Filed herewith
‡    A management contract or compensatory plan or arrangement

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Statements of Operations

	Fiscal Year
(in thousands)	2018	2017
Equity in earnings (losses) of subsidiaries	$8,209	$(17,490)
Selling, general, and administrative expense	2,202	2,637
Operating Income (Loss)	6,007	(20,127)

Other expense, net	200	200
Income (Loss) Before Income Taxes	5,807	(20,327)

Provision for (benefit from) income taxes	1,483	(18,509)
Net Income (Loss)	4,324	(1,818)
See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Balance Sheets

(in thousands, except par value and share data)	December 31, 2018	January 1, 2018
Assets
Current Assets
Prepaid expenses and other current assets	$—	$183
Current deferred tax asset	61	—
Total current assets	61	183
Investment in affiliates	126,181	117,971
Total assets	$126,242	$118,154
Liabilities and Equity
Current Liabilities
Other current liabilities	$40	$56
Due to consolidated affiliates	4,057	2,130
Total current liabilities	4,097	2,186
Deferred tax liability	23,121	20,600
Total liabilities	$27,218	$22,786
Commitments and contingencies
Shareholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 17,025,028 and 16,971,461 shares issued and outstanding, respectively)	170	170
Additional paid-in capital	121,171	120,614
Accumulated deficit	(22,317)	(25,416)
Total shareholders’ equity	99,024	95,368
Total liabilities and shareholders’ equity	$126,242	$118,154
See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Papa Murphy’s Holdings, Inc.
Parent Company Information
Condensed Statements of Cash Flows

	Fiscal Year
(in thousands)	2018	2017
Net cash provided by operating activities	$1,163	$(1,153)

Investing Activities
(Deemed) dividend from subsidiary	(1,225)	1,159
Net cash provided by investing activities	(1,225)	1,159

Financing Activities
Repurchases of common stock	62	(6)
Net cash provided by financing activities	62	(6)

Net change in cash and cash equivalents	—	—

Cash and Cash Equivalents, beginning of year	—	—
Cash and Cash Equivalents, end of period	$—	$—
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

Schedule II—Valuation and Qualifying Accounts

Papa Murphy’s Holdings, Inc. and Subsidiaries

	Balance at Beginning of Period	Charged to costs and expenses	(Write-offs), Net of Recoveries	Balance at End of Period
Fiscal year 2018
Allowance for trade and other receivables	$67	$118	$(114)	$71
Fiscal year 2017
Allowance for trade and other receivables	$37	$48	$(18)	$67

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 14, 2019.

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Nik Rupp
	Name:	Nik Rupp
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Weldon Spangler	Chief Executive Officer	March 14, 2019
Weldon Spangler	(Principal Executive Officer) and Director

/s/ Nik Rupp	Chief Financial Officer	March 14, 2019
Nik Rupp	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jean Birch*	Chair of the Board	March 14, 2019
Jean Birch

/s/ Benjamin Hochberg*	Director	March 14, 2019
Benjamin Hochberg

/s/ Yoo Jin Kim*	Director	March 14, 2019
Yoo Jin Kim

/s/ L. David Mounts*	Director	March 14, 2019
L. David Mounts

/s/ John Shafer*	Director	March 14, 2019
John Shafer

/s/ Rob Weisberg*	Director	March 14, 2019
Rob Weisberg

/s/ Katherine L. Scherping*	Director	March 14, 2019
Katherine L. Scherping

/s/ Noah Elbogen*	Director	March 14, 2019
Noah Elbogen

/s/ Alex Matina*	Director	March 14, 2019
Alex Matina

*By:	/s/ Nik Rupp
Nik Rupp
Attorney-in-fact pursuant to filed Power of Attorney