Form 10-K/A
period 2018-12-31
Papa Murphy's Holdings, Inc.
filed 2019-04-30
CIK 1592379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.     No  ☒.

At July 2, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock of the Registrant held by non-affiliates was $42,453,882 based on the last sales price of the Registrant’s common stock as reported by the NASDAQ Global Select Market on that day.

At April 25, 2019, there were 17,029,528 shares of the Registrant’s common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

Papa Murphy’s Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment No. 1”) to amend and restate Part III of its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019 (the “Original Form 10-K”), in order to include information that had been omitted from the Original Form 10-K pursuant to general instruction G to Form 10-K.

This Amendment No. 1 should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Other than as specifically set forth herein, this Amendment No. 1 does not modify or update disclosures in the Original Form 10-K. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our business and affairs are managed under the direction of our Board. As of April 30, 2019, the Board is composed of ten (10) members. The Board is divided into three classes as follows:

•	Class I Directors: Jean M. Birch, Rob Weisberg, Alexander C. Matina and Noah A. Elbogen, whose current terms will expire at our annual meeting of stockholders to be held in 2021;

•	Class II Directors: Yoo Jin Kim, Benjamin Hochberg and Weldon Spangler, whose current terms will expire at our annual meeting of stockholders to be held in 2019; and

•	Class III Directors: Katherine L. Scherping, John Shafer and L. David Mounts, whose current terms will expire at our annual meeting of stockholders to be held in 2020.

Set forth below are the names and specified information about the members of our Board of Directors.

	Class	Age	Position	Director Since	Current Term Expires
Directors

Jean M. Birch	I	59	Director	2015	2021

Rob Weisberg (2)(3)	I	47	Director	2015	2021

Alexander C. Matina (2)	I	42	Director	2017	2021

Noah A. Elbogen(1)	I	36	Director	2017	2021

Weldon Spangler	II	54	Director	2017	2019

Yoo Jin Kim	II	49	Director	2010	2019

Benjamin Hochberg	II	47	Director	2010	2019

Katherine L. Scherping (1)(3)	III	59	Director	2017	2020

John Shafer (1)(3)	III	75	Director	2006	2020

L. David Mounts (1)(2)	III	55	Director	2014	2020

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

Jean M. Birch has served as a member of our Board since April 2015, and has served as Chair of the Board since September 2016. Ms. Birch was appointed as our President and Chief Executive Officer effective December 29, 2016 and served in that position until July 2017. Ms. Birch is the Chief Executive Officer and President of Birch Company, LLC (“Birch Company”). Prior to that, from 2009 through 2012, Ms. Birch served as President of IHOP Restaurants, Inc., a division of DineEquity, Inc., where she repositioned and focused IHOP’s brand and launched a new marketing campaign and innovative culinary strategy to include health and wellness. From 2007 to June 2009, Ms. Birch was an independent restaurant and hospitality consultant at Birch Company. Prior to that, Ms. Birch served as President of Romano’s Macaroni Grill from January 2005 to August 2007 and President of Corner Bakery Café from August 2003 to December 2004, both divisions of Brinker International, Inc. From 1991 to 2003, Ms. Birch held various roles with YUM! Brands, Inc., a global quick service restaurant company, including VP, Operations for Taco Bell, Inc. and Senior Director, Concept Development for Pizza Hut, Inc. Ms. Birch currently serves on the board of directors of Forrester Research, a position she has held since February 2018. Ms. Birch also serves as an independent director of CorePoint Lodging, Inc., a position she has held since September 2018. She has also served on the board of directors of the Children’s Miracle Network Hospitals since 2013. Ms. Birch brings more than 20 years of experience leading restaurant brands to our Board.

Rob Weisberg has served as a member of our Board since April 2015. Mr. Weisberg is the Chief Executive Officer of Invaluable, the world’s leading online live auction marketplace. Mr. Weisberg joined Invaluable in October 2012 as its Chief Operating Officer. Prior to that, Mr. Weisberg served for three years as Chief Marketing Officer at Zipcar, Inc., where he contributed to the company’s membership growth and initial public offering. Before joining Zipcar, Mr. Weisberg served as Vice President of Multimedia Marketing at Domino’s Pizza, Inc. for five years. Prior to his work for Domino’s, Mr. Weisberg worked in account services at several advertising and public relations firms. Through his consumer marketing expertise and experience leading growth companies, as well as his knowledge of the limited service restaurant industry, Mr. Weisberg provides our Board with insights and guidance regarding our marketing and growth strategies.

Alexander C. Matina has served as a member of our Board since December 2017. Mr. Matina is the Vice President, Investments at MFP Investors LLC, the family office of Michael F. Price, which focuses on long-term, value investment opportunities. Mr. Matina also serves as Chairman of the board of Trinity Place Holdings, Inc., a publicly traded real estate company, focused on multi-family and retail investments. Mr. Matina has served on the board of Trinity Place since April 2013. In addition, he serves on the board of S&W Seed Company, a publicly traded agricultural company, with proprietary seeds targeting the alfalfa, sorghum, sunflower and stevia markets, a position he has held since May 2015. Mr. Matina also serves on the boards of Crowheart Energy LLC, a private energy company with assets in Wyoming, and Madava Financial, a private energy lender. In addition, Mr. Matina has worked in various investment and financial analyst roles at Altus Capital Partners and Salomon Smith Barney, among others. Mr. Matina brings a combination of financial expertise and public company board experience to our Board. Mr. Matina is a designee of MFP Partners, L.P. (collectively with its affiliates and associates, “MFP”) pursuant to our Cooperation Agreement dated December 21, 2017 (the “Cooperation Agreement”) with MFP, Misada Capital Holdings, LLC (collectively with its affiliates and associates, “Misada”), Mr. Matina and Noah A. Elbogen. A copy of the Cooperation Agreement is filed as Exhibit 10.29 to the Original Form 10-K for the year ended December 31, 2018.

Noah A. Elbogen has served as a member of our Board since December 2017. Mr. Elbogen currently serves as a Partner at Act III Holdings, LLC, a Boston-based investment fund. Mr. Elbogen has also served as Managing Member and Chief Executive Officer of Misada Capital Group LLC, a New Jersey-based investment manager, which he founded in August 2016. In addition, Mr. Elbogen has served as an independent director of BJ’s Restaurants Inc., a publicly traded casual dining restaurant company, since June 2014. Previously, Mr. Elbogen served as an Investment Analyst at Luxor Capital Group, LP, a New York-based investment manager, where he focused primarily on the restaurant sector from July 2011 to July 2016. Prior to joining Luxor Capital Group, Mr. Elbogen served as a Research Analyst covering the consumer sector at S.A.C. Capital Management, LLC from August 2009 to June 2011, at Highbridge Capital Management, LLC from January 2007 to January 2009, and at Scout Capital Management LLC from August 2005 to January 2007. Mr. Elbogen began his investment career as an Equity Research Associate at Bear Stearns & Co. Inc. where he covered the Specialty Retail and Hardlines sectors. Mr. Elbogen provides our Board with financial expertise, public company board experience, and a broad perspective on the restaurant industry. Mr. Elbogen is a designee of Misada pursuant to our Cooperation Agreement.

Weldon Spangler currently serves, since June 2017, as our President and Chief Executive Officer and a member of our Board. Prior to his appointment as Chief Executive Officer, President and Director of the Company, Mr. Spangler served as Senior Vice President, Baskin-Robbins U.S., Canada and Puerto Rico, a division of Dunkin’ Brands Group, Inc., where he managed over 2,500 locations, from September 2015 to May 2017. Mr. Spangler joined Dunkin’ Brands in 2010, where he served as Vice President, Dunkin’ Donuts Operations U.S. and Canada until September 2015 and had operational and financial responsibility for more than 8,000 Dunkin’ Donuts restaurants and 1,200 Baskin-Robbins locations. Prior to joining Dunkin’ Brands, Mr. Spangler held various leadership positions with Starbucks Corporation. Mr. Spangler’s experience operating under a franchise model provides the Board with strong leadership and operational insight.

Yoo Jin Kim has served as a member of our Board since May 2010. Mr. Kim is a Partner at Lee Equity Partners, LLC (“Lee Equity”). Prior to joining Lee Equity in 2005, Mr. Kim was with Bain Capital Partners, a global private equity investment firm, where he most recently held the position of Principal. Mr. Kim also serves on the board of directors of Paragon Industries, Inc., Cross MediaWorks, LLC, Aimbridge Hospitality, LLC, Prelude Holding Company, LLC and Interluxe Holdings, LLC. Mr. Kim brings a combination of financial expertise and experience with multi-unit concepts to our Board. Mr. Kim is a designee of Lee Equity pursuant to our stockholder’s agreement with Lee Equity. A copy of our stockholder’s agreement with Lee Equity is filed as Exhibit 10.2 to the Original Form 10-K for the year ended December 31, 2018.

Benjamin Hochberg has served as a member of our Board since May 2010. Mr. Hochberg is a Partner at Lee Equity. Prior to joining Lee Equity in May 2006, Mr. Hochberg was a Principal at Odyssey Investment Partners, LLC, a middle-market private equity investment firm. Prior to Odyssey, Mr. Hochberg worked at Bain Capital Partners, a global private equity investment firm. Mr. Hochberg also serves on the board of directors of Paragon Industries, Inc., Interluxe Holdings, LLC, Westfall Technik Holdings, LLC, and K-Mac Holdings, Corp. Mr. Hochberg’s experience in private equity firms provides our Board with valuable insights related to capital markets and financial matters. Mr. Hochberg is a designee of Lee Equity pursuant to our stockholder’s agreement with Lee Equity.

Katherine L. Scherping joined our Board in February 2017. Ms. Scherping currently serves as Chief Financial Officer of National CineMedia, which is the largest cinema advertising network in the United States. Prior to joining National CineMedia in August 2016, Ms. Scherping served as interim President and Chief Executive Officer of QCE LLC (Quiznos) from June 2016 through July 2016. She also served as Chief Financial Officer of Quiznos from December 2013 to June

2016. Quiznos filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 14, 2014 and emerged from Chapter 11 bankruptcy on June 30, 2014. Prior to Quiznos, she served as Chief Financial Officer of Red Robin International from June 2005 to July 2011. She has also held various accounting positions with companies in the oil and gas industry, security alarm monitoring, telecommunications, and technology industries. Ms. Scherping brings deep financial and restaurant industry experience to our Board.

John Shafer joined our Board in October 2006. Mr. Shafer was the Chief Executive Officer of Allied Domecq Retailing USA, the former controlling shareholder of Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries, from 1999 until he retired in January 2003. Mr. Shafer also served on the board of directors of Mrs. Fields, Inc. from 2005 to 2008. Mr. Shafer’s public company leadership experience and his experience with several other franchise concepts provides our Board with important perspective and guidance regarding our operations, growth strategies and corporate governance.

L. David Mounts joined our Board in July 2014. Mr. Mounts serves as Chairman and Chief Executive Officer for Inmar, a business services, analytics and consumer engagement company that operates intelligent commerce networks. Prior to joining Inmar in April 2010, he was Executive Vice President of Supply Chain for Domino’s Pizza, Inc. He also served as Domino’s Chief Financial Officer from 2005 to 2007. Prior to Domino’s, Mr. Mounts held several positions during a nearly 23 year tenure at UPS, including Chief Financial Officer, UPS Supply Chain Solutions, and Vice President of Mergers and Acquisitions. He is past Chairman of the Wharton Alumni Executive Board, serves on the Graduate Board of the Wharton School and the Board of Visitors for the Wake Forest University Schools of Business and is a member of the board of directors for the Winston Salem Alliance and the Piedmont Triad Partnership. Mr. Mounts’ years of experience with public companies and international operations and financial management provide operational and financial expertise to our Board.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company as of April 30, 2019.

Name	Age	Position
Weldon Spangler	54	President and Chief Executive Officer, Director
Nik Rupp	43	Chief Financial Officer
Victoria J. Tullett	51	Chief Legal Officer and Corporate Secretary

See “—Board of Directors” for information about Weldon Spangler, who is both a director and executive officer of the Company.

Nik Rupp joined Papa Murphy’s in April 2018 as Chief Financial Officer. Prior to joining Papa Murphy’s, Mr. Rupp served as Chief Financial Officer of Specialized Bicycle Components, Inc. from March 2016 to February 2018 and as Global Controller of Specialized Bicycle Components, Inc. from January 2015 to March 2016. From August 2004 to January 2015, Mr. Rupp served in various roles for Nike, Inc., including as Finance Director Global IT and Operations, Investment Director Global Product Engines and Global Controller Nike Golf.

Victoria J. Tullett has been with Papa Murphy’s for 18 years and has served as our Chief Legal Officer since November 2012. From November 2012 through September 2016, Ms. Tullett also served as Senior Vice President of Talent. Ms. Tullett previously served as Senior Vice President and General Counsel from February 2007 to November 2012.

Director Nominating Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board described under “Board of Directors and Corporate Governance—Director Nominating Procedures” in our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Code of Business Ethics and Conduct

Our Board has adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and any persons performing similar functions. A current copy of the Code of Business Conduct is posted on our website at www.PapaMurphys.com in the Corporate Governance section of our Investor Relations webpage. Any amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements for which disclosure is required, will be disclosed on our website promptly following the date of such amendment or waiver.

Audit Committee

Our Board of Directors has a standing Audit Committee. Our Audit Committee consists of L. David Mounts, John Shafer, Katherine L. Scherping and Noah A. Elbogen. Katherine L. Scherping is the chair of our Audit Committee. Our Board has affirmatively determined that each member of the Audit Committee meets the definition of an “independent director” for the purposes of serving on the Audit Committee under applicable Nasdaq rules and Rule 10A-3 under the Exchange Act, and that Katherine L. Scherping qualifies as an “audit committee financial expert” as such term has been defined by the SEC in Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our Common Stock, file reports of ownership and changes of ownership with the SEC. These directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this report anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2018, all Section 16(a) filing requirements were satisfied on a timely basis.

Item 11. Executive Compensation

2018 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each of our named executive officers (“NEOs”) during fiscal years 2018, which ended December 31, 2018, and 2017, which ended January 1, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation ($)		Total ($)
Weldon Spangler	2018	515,000		—	—	179,330	57,423	(4)	751,753
Chief Executive Officer	2017	229,769		—	325,001	—	138,454		693,224
Mark Hutchens(5)	2018	346,496	108,150	—	53,400	216,300	22,690	(6)	747,036
Former Chief Operating Officer and Executive Vice President	2017	360,500		37,582	285,118	17,029	8,303		708,532
Nik Rupp	2018	225,346	25,000	—	81,500	—	10,447	(7)	342,293
Chief Financial Officer	2017	—		—	—	—	—		—
Victoria J. Tullett	2018	268,178	65,700	—	44,500	131,400	23,001	(8)	532,779
Chief Legal Officer and Corporate Secretary	2017	262,800		—	50,184	12,414	11,367		336,765

(1)

The amounts reported in the Stock Awards column reflect the grant date fair value of restricted stock awards granted during the fiscal year for such person, calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic No. 718 (“FASB ASC Topic 718”). The assumptions made in determining the grant date fair values and other stock-based compensation information are disclosed in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

(2)

The amounts reported in the Option Awards column do not reflect compensation actually received by the NEOs, but instead represent the grant date fair value of all option awards granted during the year for such person, calculated pursuant to FASB ASC Topic 718. The assumptions made in determining the grant date fair values and other stock-based compensation information are disclosed in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

(3)

Amounts reported in the Non-Equity Incentive Plan Compensation column were paid based on the Company’s achievement of certain financial and operating metrics, including targets with respect to the Company’s (i) net income (loss) before interest expense, provision for (benefit from) income taxes and depreciation and amortization (“EBITDA”), (ii) comparable store sales growth, (iii) and targets tailored to each officer’s role.

(4)

Consists of a relocation payment of $30,381, 401(k) matching contributions in the amount of $16,217, health savings account matching contributions, accidental death and dismemberment insurance premiums and long-term disability insurance premiums received by all employees.

(5)	Mr. Hutchens resigned from his position as Chief Operating Officer and Executive Vice President of the Company on October 2, 2018, effective on December 3, 2018.
(6)

Consists of 401(k) matching contributions in the amount of $11,425, health savings account matching contributions, accidental death and dismemberment insurance premiums and long-term disability insurance premiums received by all employees.

(7)

Consists of 401(k) matching contributions in the amount of $1,938, Company gift cards, accidental death and dismemberment insurance premiums and long-term disability insurance premiums received by all employees.

(8)

Consists of 401(k) matching contributions in the amount of $11,604, health savings account matching contributions, company gift cards, accidental death and dismemberment insurance premiums and long-term disability insurance premiums received by all employees.

Employment Agreements

We have entered into an employment agreement with each of Weldon Spangler, our Chief Executive Officer and President, Nik Rupp, our Chief Financial Officer, and Victoria J. Tullett, our Chief Legal Officer and Corporate Secretary. Pursuant to the terms of their employment agreements, each of Mr. Spangler, Mr. Hutchens and Ms. Tullett receives a specified annual base salary, is eligible to receive an annual bonus and is entitled to participate in a benefits plan. We had entered into an employment agreement with Mark Hutchens, our former Executive Vice President, Chief Operating Officer and Chief Financial Officer. Our Board approved each of these agreements.

Weldon Spangler

Pursuant to the terms of his employment agreement, dated as of August 10, 2017 and amended as of November 20, 2018, Mr. Spangler is entitled to an annual base salary of $515,000, which is reviewed and may be increased by the Board on an annual basis. Mr. Spangler is eligible to receive an annual bonus of at least 75% of his base salary and equity-based compensation awards as determined by the Compensation Committee of the Board from time to time. Mr. Spangler is also eligible to participate in any benefit plans that are generally made available to our other senior executives.

Mr. Spangler may terminate his employment at any time upon 60 days prior written notice to us for any reason or on 31 days prior written notice to us for good reason. We may terminate Mr. Spangler’s employment at any time with or without cause upon 90 days prior written notice. Mr. Spangler’s employment will automatically terminate upon his death or the Board’s determination of his total disability.

If Mr. Spangler is terminated due to total disability or death, he or his legal representatives will be entitled to (i) an amount equal to his base salary payable through the date of termination, (ii) a pro rata portion of his annual bonus, if any, for the applicable period of the year for which he was employed and (iii) any accrued and unpaid vacation pay or other benefits he may be owed. If Mr. Spangler is terminated without cause or he terminates his employment for good reason, he is entitled to (i) any accrued but unpaid base salary through the date of termination, (ii) base salary through the one-year anniversary of the termination date, (iii) a pro rata portion of his annual bonus for the applicable period of the calendar year for which he was employed, (iv) continuation of group health plan benefits for 12 months following termination, (v) acceleration of vesting with respect to certain equity awards that vest based on time, (vi) extension of the expiration date of certain equity awards that vest based on performance, and (vii) any accrued and unpaid vacation pay or other benefits owed. If Mr. Spangler is terminated for cause, terminates his employment without good reason or his employment terminates due to nonrenewal of his agreement, he will only be entitled to his base salary through the termination date and any accrued and unpaid vacation pay or other benefits owed.

If Mr. Spangler is terminated in connection with a change of control of the Company, or is terminated without cause or terminates his employment for good reason within one year after a change of control of the Company, he is entitled to (i) any accrued but unpaid base salary through the date of termination, (ii) an amount equal to the sum of his base salary and his target annual bonus for the year of termination, (iii) a pro rata portion of his target annual bonus for the applicable period of the calendar year for which he was employed, (iv) continuation of group health plan benefits for 12 months following termination, and (v) any accrued and unpaid vacation pay or other benefits owed. In the event of a change of control of the Company, and effective immediately prior to the change in control, Mr. Spangler is entitled to full acceleration of vesting with respect to all outstanding equity awards.

Mr. Spangler’s employment agreement contains non-competition and non-solicitation of customers and employees provisions for the period of his employment and for one year thereafter, as well as confidentiality and proprietary rights provisions. Mr. Spangler’s employment agreement is effective for a period ending April 1, 2020, and is automatically extended for additional 12 month periods thereafter, unless written notice is given by Mr. Spangler or by us not less than 90 days prior to the end of the then-current employment period.

Mark Hutchens

Pursuant to the terms of his amended and restated employment agreement, Mr. Hutchens was entitled to an annual base salary of $360,500, which was to be reviewed and could be increased by the Board on an annual basis. Mr. Hutchens was eligible to receive an annual bonus of at least 60% of his base salary and equity-based compensation awards as determined by the Compensation Committee of the Board from time to time. Mr. Hutchens was also eligible to participate in any benefit plans that were generally made available to our other senior executives.

The agreement provided that Mr. Hutchens could have terminated his employment at any time upon 60 days prior written notice to us for any reason or on 31 days prior written notice to us for good reason. We could terminate Mr. Hutchens’ employment at any time with or without cause upon 90 days prior written notice. Mr. Hutchens’ employment would have automatically terminated upon his death or the Board’s determination of his total disability.

If Mr. Hutchens had been terminated due to total disability or death, he or his legal representatives would have been entitled to (i) an amount equal to his base salary payable through the date of termination, (ii) a pro rata portion of his annual bonus, if any, for the applicable period of the year for which he was employed and (iii) any accrued and unpaid vacation pay or other benefits he may have been owed. If Mr. Hutchens had been terminated without cause or he had terminated his employment for good reason, he was entitled to (i) any accrued but unpaid base salary through the date of termination, (ii) base salary through the one-year anniversary of the termination date, (iii) a pro rata portion of his annual bonus for the applicable period of the calendar year for which he had been employed, (iv) continuation of group health plan benefits for 12 months following termination, (v) acceleration of vesting with respect to certain equity awards that vested based on time, (vi) extension of the expiration date of certain equity awards that vested based on performance, and (vii) any accrued and unpaid vacation pay or other benefits owed. If Mr. Hutchens had been terminated for cause, terminated his employment without good reason or his employment had been terminated due to nonrenewal of his agreement, he would have only been entitled to his base salary through the termination date and any accrued and unpaid vacation pay or other benefits owed.

If Mr. Hutchens had been terminated in connection with a change of control of the Company, or had been terminated without cause or had terminated his employment for good reason within one year after a change of control of the Company, he would have been entitled to (i) any accrued but unpaid base salary through the date of termination, (ii) an amount equal to the sum of his base salary and his target annual bonus for the year of termination, (iii) a pro rata portion of his target annual bonus for the applicable period of the calendar year for which he had been employed, (iv) continuation of group health plan benefits for 12 months following termination, (v) acceleration of vesting with respect to certain equity awards that vested based on time, (vi) extension of the expiration date of certain equity awards that vested based on performance, and (vii) any accrued and unpaid vacation pay or other benefits owed.

Mr. Hutchens’ amended and restated employment agreement contains non-competition and non-solicitation of customers and employees provisions for the period of his employment and for one year thereafter, as well as confidentiality and proprietary rights provisions.

Nik Rupp

Pursuant to the terms of his employment agreement, dated as of May 9, 2018 and amended as of November 19, 2018, Mr. Rupp is entitled to an annual base salary of $315,000, which is reviewed and may be increased by the Board on an annual basis. Mr. Rupp is eligible to receive an annual bonus of at least 50% of his base salary and equity-based compensation awards as determined by the Compensation Committee of the Board from time to time. Mr. Rupp is also eligible to participate in any benefit plans that are generally made available to our other senior executives.

Mr. Rupp may terminate his employment at any time upon 60 days prior written notice to us for any reason or on 31 days prior written notice to us for good reason. We may terminate Mr. Rupp’s employment at any time with or without cause upon 90 days prior written notice. Mr. Rupp’s employment will automatically terminate upon his death or the Board’s determination of his total disability.

If Mr. Rupp is terminated due to total disability or death, he or his legal representatives will be entitled to (i) an amount equal to his base salary payable through the date of termination, (ii) a pro rata portion of his annual bonus, if any, for the applicable period of the year for which he was employed and (iii) any accrued and unpaid vacation pay or other benefits he may be owed. If Mr. Rupp is terminated without cause or he terminates his employment for good reason, he is entitled to (i) any accrued but unpaid base salary through the date of termination, (ii) base salary through the one-year anniversary of the termination date, (iii) a pro rata portion of his annual bonus for the applicable period of the calendar year for which he was employed, (iv) continuation of group health plan benefits for 12 months following termination, (v) acceleration of vesting with respect to certain equity awards that vest based on time, (vi) extension of the expiration date of certain equity awards that vest based on performance, and (vii) any accrued and unpaid vacation pay or other benefits owed. If Mr. Rupp is terminated for cause, terminates his employment without good reason or his employment terminates due to nonrenewal of his agreement, he will only be entitled to his base salary through the termination date and any accrued and unpaid vacation pay or other benefits owed.

If Mr. Rupp is terminated in connection with a change of control of the Company, or is terminated without cause or terminates his employment for good reason within one year after a change of control of the Company, he is entitled to (i) any accrued but unpaid base salary through the date of termination, (ii) an amount equal to the sum of his base salary and his target annual bonus for the year of termination, (iii) a pro rata portion of his target annual bonus for the applicable period of the calendar year for which he was employed, (iv) continuation of group health plan benefits for 12 months following termination, and (v) any accrued and unpaid vacation pay or other benefits owed. In the event of a change of control of the Company, and effective immediately prior to the change in control, Mr. Rupp is entitled to full acceleration of vesting with respect to all outstanding equity awards.

Mr. Rupp’s employment agreement contains non-competition and non-solicitation of customers and employees provisions for the period of his employment and for one year thereafter, as well as confidentiality and proprietary rights provisions. Mr. Rupp’s employment agreement is effective for a period ending April 1, 2020, and is automatically extended for additional 12 month periods thereafter, unless written notice is given by Mr. Rupp or by us not less than 90 days prior to the end of the then-current employment period.

Victoria J. Tullett

Pursuant to the terms of her amended and restated employment agreement, dated as of July 27, 2016 and amended as of November 19, 2018, Ms. Tullett is entitled to an annual base salary of $262,800, which is reviewed and may be increased by the Board on an annual basis. Ms. Tullett is eligible to receive an annual bonus of at least 60% of her base salary and equity-based compensation awards as determined by the Compensation Committee of the Board from time to time. Ms. Tullett is also eligible to participate in any benefit plans that are generally made available to our other senior executives.

Ms. Tullett may terminate her employment at any time upon 60 days prior written notice to us for any reason or on 31 days prior written notice to us for good reason. We may terminate Ms. Tullett’s employment at any time with or without cause upon 90 days prior written notice. Ms. Tullett’s employment will automatically terminate upon her death or the Board’s determination of her total disability.

If Ms. Tullett is terminated due to total disability or death, she or her legal representatives will be entitled to (i) an amount equal to her base salary payable through the date of termination, (ii) a pro rata portion of her annual bonus, if any, for the applicable period of the year for which she was employed and (iii) any accrued and unpaid vacation pay or other benefits she may be owed. If Ms. Tullett is terminated without cause or she terminates her employment for good reason, she is entitled to (i) any accrued but unpaid base salary through the date of termination, (ii) base salary through the one-year anniversary of the termination date, (iii) a pro rata portion of her annual bonus for the applicable period of the calendar year for which she was employed, (iv) continuation of group health plan benefits for 12 months following termination, (v) acceleration of vesting with respect to certain equity awards that vest based on time, (vi) extension of the expiration date of certain equity awards that vest based on performance, and (vii) any accrued and unpaid vacation pay or other benefits owed. If Ms. Tullett is terminated for cause, terminates her employment without good reason or her employment terminates due to nonrenewal of her agreement, she will only be entitled to her base salary through the termination date and any accrued and unpaid vacation pay or other benefits owed.

If Ms. Tullett is terminated in connection with a change of control of the Company, or is terminated without cause or terminates her employment for good reason within one year after a change of control of the Company, she is entitled to (i) any accrued but unpaid base salary through the date of termination, (ii) an amount equal to the sum of her base salary and her target annual bonus for the year of termination, (iii) a pro rata portion of her target annual bonus for the applicable period of the calendar year for which she was employed, (iv) continuation of group health plan benefits for 12 months following termination, and (v) any accrued and unpaid vacation pay or other benefits owed. In the event of a change of control of the Company, and effective immediately prior to the change in control, Ms. Tullett is entitled to full acceleration of vesting with respect to all outstanding equity awards.

Ms. Tullett’s amended and restated employment agreement contains non-competition and non-solicitation of customers and employees provisions for the period of her employment and for one year thereafter, as well as confidentiality and proprietary rights provisions. Ms. Tullett’s amended and restated employment agreement is effective for a period ending April 1, 2020, and is automatically extended for additional 12 month periods thereafter, unless written notice is given by Ms. Tullett or by us not less than 90 days prior to the end of the then-current employment period.

Potential Payments Upon Termination of Employment or Corporate Transactions/Change of Control

In addition to the payments or other benefits upon termination of employment or a change in control provided in the “Employment Agreements” section above, each of Mr. Spangler, Mr. Rupp and Ms. Tullett is party to a retention letter agreement with the Company, which retention letter agreements provide that each such NEO will be eligible to receive the following payments and benefits upon the closing of a change of control transaction:

•	a retention payment equal to 50% of such NEO’s then-current annual base salary; and

•	acceleration of vesting, deemed satisfaction of any performance requirements and termination of the Company’s repurchase rights with respect to all outstanding equity awards held by such NEO.

Retirement Plans

The Company has a defined contribution benefit plan, qualified under Section 401(k) of the Internal Revenue Code, covering all eligible employees. In 2018, plan participants were eligible to receive a 100% Safe Harbor matching contribution with respect to the amount contributed to the plan up to the first 3% of salary, plus a 50% matching contribution with respect to the amount contributed to the plan in excess of the first 3% of salary, up to 5% of salary, and such matching contributions vest immediately.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table sets forth certain information about outstanding equity awards held by our NEOs as of December 31, 2018:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Weldon Spangler	41,666	125,001		5.81	10/3/2027	(1)
			83,333	5.81	10/3/2027	(2)

Victoria J. Tullett	9,199			11.85	3/11/2024	(3)
	9,396			11.00	5/1/2024	(4)			15,086	(2)	71,659
	4,650			11.00	5/1/2024	(5)
	9,682			11.00	5/1/2024	(6)
	15,000			11.00	5/1/2024	(7)
			11,863	11.00	5/1/2024	(2)
	13,575	4,525		13.45	3/10/2025	(8)
	7,815	7,815		10.90	3/3/2026	(9)
	9,225	27,675		3.97	3/9/2027	(10)
		25,000		4.95	4/24/2028	(11)

Mark Hutchens
	39,224			11.85	2/1/2019	(12)
	7,523			11.00	2/1/2019	(4)
	22,569			11.00	2/1/2019	(13)
	27,500			11.00	2/1/2019	(7)
	20,700			13.45	2/1/2019	(8)
	11,758			10.90	2/1/2019	(9)
	13,950			3.97	2/1/2019	(10)
	33,750			4.38	2/1/2019	(14)

Nik Rupp
		50,000		5.28	7/3/2028	(15)

(1)	Option awards granted on October 3, 2017, that vest in equal annual installments over four years beginning on the first anniversary of the grant date.
(2)	Performance vesting awards vest when the volume-weighted average closing price per share of the Company’s common stock equals or exceeds $14.50 per share for 90 consecutive trading days.
(3)	Option awards vested 100% when granted on March 11, 2014.
(4)	Option awards vested 100% when granted on May 1, 2014.
(5)	Option awards granted on May 1, 2014, that vest in two equal annual installments beginning on May 5, 2014.
(6)	Option awards granted on May 1, 2014, that vest in four equal annual installments beginning on December 28, 2014.
(7)	Option awards granted on May 1, 2014, that vest in equal annual installments over four years beginning on the first anniversary of the grant date.

(8)	Option awards granted on March 10, 2015, that vest in equal annual installments over four years beginning on the first anniversary of the grant date.
(9)	Option awards granted on March 3, 2016, that vest in equal annual installments over four years beginning on the first anniversary of the grant date.
(10)	Option awards granted on March 9, 2017, that vest in equal annual installments over four years beginning on the first anniversary of the grant date.
(11)	Option awards granted on April 24, 2018, that vest 100% on the third anniversary of the grant date.
(12)

Option awards granted on March 11, 2014, that vest in equal annual installments over five years beginning on the first anniversary of the grant date. The first tranche contained a provision that vesting would occur at the earlier of the completion of an initial public offering or the first anniversary of the option grant date.

(13)	Option awards granted on May 1, 2014, that vest in four equal annual installments beginning on March 11, 2016.
(14)	Option awards granted on July 4, 2017, that vest in equal annual installments over four years beginning on the first anniversary of the grant date.
(15)	Option awards granted on July 3, 2018, that vest in equal annual installments over four years beginning on the first anniversary of the grant date.

2018 Director Compensation

Our directors who are employed by us, our subsidiaries or Lee Equity, or any of its affiliates, do not receive any compensation with respect to their service on our Board of Directors, except for expense reimbursement, as described below. See “Executive Compensation” for information about the compensation of Weldon Spangler, who was both a director and executive officer of the Company during 2018.

During 2018 we paid our non-employee directors a base annual retainer of $30,000 in cash, paid on a quarterly basis, and 3,000 shares of restricted stock subject to a one-year vesting term for their services on the Board. We paid an additional $10,000 per year to the Chair of the Audit Committee, an additional $5,000 per year to the Chair of the Compensation Committee, an additional $5,000 per year to the Chair of the Nominating and Corporate Governance Committee, and an additional $30,000 per year to the Chairman of the Board. In addition, we reimburse all directors for reasonable expenses incurred for attending meetings of the Board or any of its committees.

The table below shows compensation earned by our directors, other than Mr. Spangler, during 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Jean Birch	$60,000	$15,840	$75,840
John Shafer	$35,000	$15,840	$50,840
L. David Mounts	$30,000	$15,840	$45,840
Rob Weisberg	$36,250	$15,840	$52,090
Katherine L. Scherping	$42,500	$15,840	$58,340
Alexander C. Matina	$37,500	$15,840	$53,340
Noah A. Elbogen	$37,500	$15,840	$53,340
Yoo Jin Kim(2)	—	—	—
Benjamin Hochberg(2)	—	—	—

(1)

The dollar amounts reflect the grant date fair value of restricted stock awards granted in 2018, calculated pursuant to FASB ASC Topic 718. The assumptions made in determining the grant date fair values and other stock-based compensation information are disclosed in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. As of December 31, 2018, the total number of shares of unvested restricted stock held by each non-employee director was as follows: Ms. Birch, 3,000; Mr. Shafer, 6,772; Mr. Mounts, 3,000; Mr. Weisberg, 3,000; Ms. Scherping, 3,000; Mr. Kim, 0; Mr. Hochberg, 0; Mr. Matina, 3,000; and Mr. Elbogen, 3,000.

(2)	As employees of Lee Equity, Mr. Kim and Mr. Hochberg did not receive any compensation with respect to their service on our Board of Directors during 2018, other than expense reimbursement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of Common Stock as of April 25, 2019 with respect to: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s NEOs, and (iv) all directors and executive officers as a group. The address for each of our executive officers and our directors is 8000 NE Parkway Drive, Suite 350, Vancouver, Washington 98662. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the shares owned by them.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Common Stock Outstanding
5% Stockholders
Thomas H. Lee LEP Papa Murphy’s Holdings, LLC Lee Equity Partners Realization Fund GP, LLC 650 Madison Ave, 21st Floor, New York, NY 10022	4,428,981	(2)	26.0%
MFP Partners, L.P. MFP Investors LLC Michael F. Price 909 Third Avenue, 33rd Floor, New York, NY 10022	2,531,369	(3)	14.9%
Misada Capital Flagship Fund LP Misada Capital Holdings LLC Noah A. Elbogen 200 S. Dwight Place, Englewood, NJ 07631	1,559,233	(4)	9.2%
Vintage Capital Management, LLC Kahn Capital Management, LLC Brian R. Kahn 4705 S. Apopka Vineland Road, Suite 210, Orlando, FL 32819	1,641,969	(5)	9.6%
Wasatch Advisors, Inc. 505 Wakara Way, Salt Lake City, UT 84108	1,890,893	(6)	11.1%
Signia Capital Management, LLC 111 N Post St, Suite 301, Spokane, WA 99201	1,174,503	(7)	6.9%

Named Executive Officers and Directors:

Jean M. Birch	54,095	(8)	*

Weldon Spangler	71,666	(9)	*

Mark Hutchens	45,075		*

Victoria J. Tullett	131,444	(10)	*

Nik Rupp	0		*

Benjamin Hochberg	0		*

Yoo Jin Kim	11,071		*

L. David Mounts	233,905		1.4%

John Shafer	40,818	(11)	*

Rob Weisberg	10,595		*

Katherine L. Scherping	9,000		*

Alexander C. Matina	6,000		*

Noah A. Elbogen	1,572,408	(4)	9.2%

Executive Officers and Directors as a group (12 persons)	2,186,077	(12)	12.8%

(1)

The beneficial ownership percentage is calculated based on shares of the Company’s Common Stock outstanding as of April 25, 2019. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days following April 25, 2019 are considered outstanding for the purpose of calculating the percentage of Common Stock owned by a person, but not for the purpose of calculating the percentage of Common Stock owned by any other person.

(2)

This information is based solely on Amendment No. 2 to Schedule 13G filed by LEP Papa Murphy’s Holdings, LLC, Lee Equity Partners Realization Fund GP, LLC and Thomas H. Lee on February 14, 2017. Thomas H. Lee has sole voting power and sole dispositive power of 30,697 shares of Common Stock. Lee Equity Partners Realization Fund GP, LLC and LEP Papa Murphy’s Holdings, LLC (“LEP Papa Murphy’s”) have shared voting and dispositive power of an additional 4,398,284 shares of Common Stock. The members of LEP Papa Murphy’s are Thomas H. Lee, Lee Equity Partners Realization Fund, L.P., a Delaware limited partnership (“Lee Equity”), and Lee Equity Strategic Partners Realization Fund, L.P., a Delaware limited partnership (“Lee Strategic,” and, together with Lee Equity, the “Lee Equity Funds”). Lee Equity Partners Realization Fund GP, LLC, a Delaware limited liability company, is the general partner of each of the Lee Equity Funds (the “General Partner”). Lee Equity Partners, LLC, a Delaware limited liability company (the “Investment Manager”), is the non-member manager of LEP Papa Murphy’s and serves as the investment manager of the Lee Equity Funds. Voting and disposition decisions at the General Partner with respect to such securities are made by a majority in number of the General Partner’s managers, Thomas H. Lee, Benjamin A. Hochberg, Mark Gormley, Yoo Jin Kim, David J. Morrison and Joseph B. Rotberg. Each of the managers disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(3)

This information is based solely on Amendment No. 2 to Schedule 13D filed by MFP Partners, L.P. (“MFP”), MFP Investors LLC and Michael F. Price on April 16, 2019. MFP Investors LLC is the general partner of MFP. Michael F. Price is the managing partner of MFP and the managing member and controlling person of MFP Investors LLC. MFP, MFP Investors LLC and Michael F. Price have shared voting power and shared dispositive power of 2,531,369 shares of Common Stock.

(4)

This information is based solely on Amendment No. 4 to Schedule 13D filed by Misada Capital Flagship Fund LP, Misada Capital Holdings LLC and Noah A. Elbogen on April 12, 2019 and Form 4 filed by Noah A. Elbogen on July 3, 2018. Noah A. Elbogen has sole voting power and sole dispositive power of 13,175 shares of Common Stock. Misada Capital Flagship Fund LP, Misada Capital Holdings LLC and Noah A. Elbogen have shared voting power and shared dispositive power of an additional 1,559,233 shares of Common Stock.

(5)

This information is based solely on Schedule 13G filed by Vintage Capital Management, LLC, Kahn Capital Management, LLC and Brian R. Kahn on August 21, 2017. Vintage Capital Management, LLC, Kahn Capital Management, LLC and Brian R. Kahn have shared voting power and shared dispositive power of 1,641,969 shares of Common Stock.

(6)

This information is based solely on Amendment No. 2 to Schedule 13G filed by Wasatch Advisors, Inc. on February 14, 2017. Wasatch Advisors, Inc. beneficially owns and has sole voting power and sole dispositive power of 1,890,893 shares of Common Stock.

(7)

This information is based solely on Amendment No. 1 to Schedule 13G filed by Signia Capital Management, LLC, on January 23, 2019. Signia Capital Management, LLC, beneficially owns and has sole voting power of 925,889 shares of Common Stock and sole dispositive power of 248,614 shares of Common Stock.

(8)	Includes options to purchase 18,000 shares of Common Stock currently exercisable or exercisable within 60 days following April 25, 2019.
(9)	Includes options to purchase 41,666 shares of Common Stock currently exercisable or exercisable within 60 days following April 25, 2019.
(10)	Includes options to purchase 96,200 shares of Common Stock currently exercisable or exercisable within 60 days following April 25, 2019.
(11)	Includes options to purchase 5,783 shares of Common Stock currently exercisable or exercisable within 60 days following April 25, 2019.

(12)	Includes options to purchase 161,649 shares of Common Stock currently exercisable or exercisable within 60 days following April 25, 2019.
*	Indicates that the percentage of shares of Common Stock beneficially owned does not exceed one percent of the Company’s Common Stock outstanding as of April 25, 2019.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2018. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by stockholders	914,634	$7.23	511,309	(2)
Equity Compensation plans not approved by stockholders	—	—	—

Total	914,634	$7.23	511,309

(1)

The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.

(2)

Consists of 120,057 shares under the Company’s Amended 2010 Management Incentive Plan and 391,252 shares under the Company’s 2014 Equity Incentive Plan, which can generally be granted pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units or stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

We describe below the transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Employment Agreements and Retention Letter Agreements

We have entered into an employment agreement with each of our NEOs and a retention letter agreement with certain of our NEOs. See “Executive Compensation—Employment Agreements” and “Executive Compensation—Potential Payments Upon Termination of Employment or Corporate Transactions/Change of Control.”

Merger Agreement and Support Agreement

On April 10, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MTY Franchising USA, Inc. (“Parent”) and MTY Columbia Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Parent, providing for the acquisition of us by Parent in an all-cash transaction, consisting of a tender offer at a purchase price of $6.45 per share in cash (the “Offer”) for all of the outstanding shares of common stock, par value $0.01 per share (the “Common Stock”), followed by a subsequent merger of Merger Sub with and into us (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

In connection with the Offer and Merger, and concurrently with the execution of the Merger Agreement, Parent and Merger Sub entered into a Tender and Support Agreement (the “Support Agreement”) with certain of our stockholders, as well as each of our directors and executive officers (each, a “Supporting Stockholder”). Pursuant to the Support Agreement, the Supporting Stockholders have agreed to tender shares of our Common Stock held by them in the Offer and to otherwise support the transactions contemplated by the Merger Agreement. The Supporting Stockholders beneficially owned, as of April 10, 2019, 8,868,933 shares of Common Stock (including shares deemed to be beneficially owned in accordance with Rule 13d-3 under the Exchange Act), which represented approximately 52% of the outstanding shares of Common Stock as of April 10, 2019.

The foregoing descriptions of the Merger Agreement and Support Agreement do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K dated April 11, 2019, and Support Agreement, a form of which is attached as Exhibit 99.1 to our Current Report on Form 8-K dated April 11, 2019.

Director Independence

Our Common Stock is listed on the Nasdaq Stock Market. Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors, subject to specified exceptions. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s Audit, Compensation and Nominating and Corporate Governance committees be independent. Under the rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing requirements of the Nasdaq Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of the Nasdaq Stock Market.

Our Board of Directors has undertaken a review of the independence of each director and nominee and considered whether any director or nominee has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors has determined that each of Jean Birch, John Shafer, L. David Mounts, Rob Weisberg, Katherine L. Scherping, Alexander C. Matina and Noah A. Elbogen is an “independent director” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Moss Adams for our fiscal years ended December 31, 2018 and January 1, 2018.

	2018	2017
Audit Fees(1)	$320,918	$277,000

Audit-Related Fees(2)	69,150	42,100

Tax Fees(3)	0	36,000

All Other Fees(4)	$4,800	$—

	$394,868	$355,100

(1)

“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Moss Adams in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)

“Audit-Related Fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” Audit-Related Fees include fees billed for profession services rendered in connection with additional audit work performed related to implementation of the new accounting standards, ASC Topic 606 (Revenue) and ASC Topic 842 (Leases) and the restatement of historical financial statements required by those standards.

(3)	“Tax Fees” consist of fees billed for professional services rendered by Moss Adams for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” consist primarily of fees paid in connection with Moss Adams’ review of the Company’s Franchise Disclosure Document.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our Audit Committee is authorized and directed to consider and, in its discretion, approve in advance any services (including the fees and material terms thereof) proposed to be carried out for the Company by the independent auditor or by any other firm proposed to be engaged by the Company as its independent auditor. In connection with approval of any permissible tax services and services related to internal control over financial reporting, the Audit Committee discusses with the independent auditor the potential effects of the services on the independence of the auditor. All fees paid to Moss Adams since our IPO, effective May 1, 2014, were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial Statements: The following financial statements are included in Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K:

Refer to Index to Financial Statements at page 48 of the Original Form 10-K.

2.	Financial Statement Schedule:

Refer to Financial Statement Schedules beginning on page 85 of the Original Form 10-K.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

		Incorporated By Reference
Exhibit			File		Filing
Number	Description Of Exhibits	Form	Number	Exhibit	Date

2.1#	Agreement and Plan of Merger, dated as of April 10, 2019, by and among MTY Franchising USA, Inc., MTY Columbia Merger Sub, Inc. and Papa Murphy’s Holdings, Inc.	8-K	001-36432	2.1	April 11, 2019

3.1	Fifth Amended and Restated Certificate of Incorporation of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.1	May 13, 2014

3.2	Amended and Restated Bylaws of Papa Murphy’s Holdings, Inc.	8-K	001-36432	3.1	December 22, 2016

4.1	Form of Common Stock Certificate.	S-1/A	333-194488	4.1	April 28, 2014

4.2	Second Amended and Restated Stockholders’ Agreement.	8-K	001-36432	4.1	May 13, 2014

10.1‡	Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.1	April 4, 2014

10.2	Stockholder’s Agreement	8-K	001-36432	10.1	May 13, 2014

10.3	Credit agreement, dated as of August 28, 2014 among PMI Holdings, Inc., General Electric Capital Corporation, and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 13, 2014

10.4‡	Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.5	April 28, 2014

10.5	Form of Franchise Agreement.	S-1/A	333-194488	10.6	April 4, 2014

10.6	Form of Area Development Agreement.	S-1/A	333-194488	10.7	April 4, 2014

10.7	Form of Multiple Store Commitment Letter and Amendment to Franchise Agreement.	S-1/A	333-194488	10.8	April 4, 2014

10.8‡	Offer Letter dated as of March 22, 2018 between Papa Murphy’s Holdings, Inc. and Nik Rupp.	10-Q	001-36432	10.1	May 10, 2018

10.9‡	Executive Employment and Non-Competition Agreement dated as of May 9, 2018 between Papa Murphy’s Holdings, Inc. and Nik Rupp.	10-Q	001-36432	10.2	May 10, 2018

		Incorporated By Reference
Exhibit			File		Filing
Number	Description Of Exhibits	Form	Number	Exhibit	Date

10.10‡	First Amendment to Executive Employment and Non-Competition Agreement dated as of November 19, 2018 between Papa Murphy’s Holdings, Inc. and Nik Rupp.	10-K	001-36432	10.10	March 14, 2019

10.11‡	Executive Employment and Non-Competition Agreement dated as of August 10, 2017 between Papa Murphy’s Holdings, Inc. and Weldon Spangler.	10-K	001-36432	10.8	March 15, 2018

10.12‡	First Amendment to Executive Employment and Non-Competition Agreement dated as of November 20, 2018 between Papa Murphy’s Holdings, Inc. and Weldon Spangler.	10-K	001-36432	10.12	March 14, 2019

10.13‡	Amended and Restated Executive Employment and Non-Competition Agreement dated as of July 27, 2016 between Papa Murphy’s Holdings, Inc. and Victoria J. Tullett.	10-K	001-36432	10.16	March 15, 2017

10.14‡	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement dated as of November 19, 2018 between Papa Murphy’s Holdings, Inc. and Victoria J. Tullett.	10-K	001-36432	10.14	March 14, 2019

10.15‡	Form of Stock Option Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.20	April 21, 2014

10.16‡	Form of Stock Option Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.21	April 21, 2014

10.17‡	Form of Restricted Stock Agreement subject to time-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.22	April 21, 2014

10.18‡	Form of Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.23	April 21, 2014

10.19‡	Form of Amendment to the Restricted Stock Agreement subject to performance-vesting under the Amended 2010 Management Incentive Plan.	S-1/A	333-194488	10.24	April 21, 2014

10.20‡	Form of Stock Option Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.25	April 21, 2014

10.21‡	Form of Restricted Stock Agreement subject to time-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.26	April 21, 2014

10.22	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its directors and executive officers.	S-1/A	333-194488	10.27	April 21, 2014

10.23	Form of Indemnification Agreement between Papa Murphy’s Holdings, Inc. and each of its sponsor-affiliated directors.	S-1/A	333-194488	10.28	April 21, 2014

10.24‡	Form of Stock Option Agreement subject to performance-vesting under the Form of 2014 Equity Incentive Plan.	S-1/A	333-194488	10.29	April 28, 2014

10.25	First Amendment to Credit Agreement, dated as of October 31, 2016, among PMI Holdings, Inc., Wells Fargo Bank, National Association, and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 2, 2016

10.26	Second Amendment to Credit Agreement, dated as of November 6, 2018, among PMI Holdings, Inc., Wells Fargo Bank, National Association, and the other financial institutions party thereto.	10-Q	001-36432	10.1	November 7, 2018

10.27‡	Executive Separation Agreement and Release dated as of March 31, 2017 between Papa Murphy’s Holdings, Inc. and Brandon Solano.	10-Q	001-36432	10.1	May 10, 2017

10.28‡	Executive Separation Agreement and Release dated as of March 29, 2017 between Papa Murphy’s Holdings, Inc. and Jayson Tipp.	10-Q	001-36432	10.2	May 10, 2017

10.29	Cooperation Agreement by and among Papa Murphy’s Holdings, Inc., MFP Partners, L.P., Misada Capital Holdings, LLC, Alexander C. Matina and Noah A. Elbogen, dated December 21, 2017.	8-K	001-36432	10.1	December 21, 2017

10.30	Letter Agreement by and among Papa Murphy’s Holdings, Inc., MFP Partners, L.P., Misada Capital Holdings, LLC, and LEP Papa Murphy’s Holdings, LLC, dated December 21, 2017.	8-K	001-36432	10.2	December 21, 2017

10.31	Purchase and Sale Agreement dated April 17, 2018 among Papa Murphy’s Company Stores, Inc., Papa Murphy’s International LLC, and Fresh Take, LLC	10-Q	001-36432	10.3	May 10, 2018

10.32	Guarantee, dated as of April 10, 2019, by MTY Food Group Inc. in favor of Papa Murphy’s Holdings, Inc.	8-K	001-36432	10.1	April 11, 2019

10.33	Retention Letter between Papa Murphy’s Holdings, Inc. and Nik Rupp‡	SC 14D9	005-88509	(E)(9)	April 25, 2019

Incorporated By Reference
Exhibit			File		Filing
Number	Description Of Exhibits	Form	Number	Exhibit	Date

10.34	Retention Letter between Papa Murphy’s Holdings, Inc. and Weldon Spangler‡	SC 14D9	005-88509	(E)(12)	April 25, 2019

10.35	Retention Letter between Papa Murphy’s Holdings, Inc. and Victoria J. Tullett‡	SC 14D9	005-88509	(E)(15)	April 25, 2019

24.1	Directors’ Powers of Attorney	10-K	001-36432	24.1	March 14, 2019

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36432	31.1	March 14, 2019

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36432	31.2	March 14, 2019

31.3*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36432	32.1	March 14, 2019

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36432	32.2	March 14, 2019

101.INS	XBRL Instance Document	10-K	001-36432	101.INS	March 14, 2019

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-36432	101.SCH	March 14, 2019

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-36432	101.CAL	March 14, 2019

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-36432	101.DEF	March 14, 2019

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-36432	101.LAB	March 14, 2019

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-36432	101.PRE	March 14, 2019

*	Filed herewith
‡	A management contract or compensatory plan or arrangement
#	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on April 30, 2019.

PAPA MURPHY’S HOLDINGS, INC.

By:	/s/ Nik Rupp
Name:	Nik Rupp
Title:	Chief Financial Officer