Form 10-Q
period 2019-04-01
Papa Murphy's Holdings, Inc.
filed 2019-05-08
CIK 1592379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
–––––––––––––––––––––––––––––––––––––
FORM 10-Q
–––––––––––––––––––––––––––––––––––––
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 1, 2019
OR
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]. No [ ].
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X].
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FRSH	NASDAQ Global Select Market
At May 3, 2019, there were 17,029,528 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except share and per share data)	April 1, 2019	April 2, 2018
Revenues
Franchise related	$16,149	$16,190
Company-owned stores	12,823	18,582
Total revenues	28,972	34,772

Costs and Expenses
Store operating costs:
Cost of food and packaging	4,194	6,126
Compensation and benefits	4,181	5,631
Advertising	928	1,252
Occupancy and other store operating costs	2,509	3,103
Selling, general, and administrative	11,759	13,013
Depreciation and amortization	1,478	2,141
Loss on disposal or impairment of property and equipment	21	2
Total costs and expenses	25,070	31,268
Operating Income	3,902	3,504

Interest expense, net	1,397	1,292
Other expense, net	45	51
Income Before Income Taxes	2,460	2,161

Provision for income taxes	654	581
Net Income	$1,806	$1,580

Earnings per share of common stock
Basic	$0.11	$0.09
Diluted	$0.11	$0.09
Weighted average common stock outstanding
Basic	16,956,044	16,905,738
Diluted	16,992,704	16,944,894
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)	April 1, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$366	$5,766
Accounts receivable, net	2,790	3,564
Inventories	547	549
Prepaid expenses and other current assets	2,443	2,173
Total current assets	6,146	12,052
Property and equipment, net	4,406	4,866
Operating lease right of use assets	9,441	9,801
Goodwill	101,763	101,763
Trade name and trademarks	87,002	87,002
Definite-life intangibles, net	26,296	27,326
Assets held for sale	3,015	3,117
Other assets	926	797
Total assets	$238,995	$246,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,843	$4,773
Accrued expenses and other current liabilities	8,418	12,389
Current portion of lease liabilities	2,424	2,510
Current portion of unearned franchise and development fees	1,602	1,715
Current portion of long-term debt	8,400	11,400
Total current liabilities	25,687	32,787
Long-term debt, net of current portion	68,618	70,644
Lease liabilities, net of current portion	8,439	8,806
Unearned franchise and development fees, net of current portion	8,290	8,546
Deferred tax liability	23,477	23,121
Other long-term liabilities	3,450	3,797
Total liabilities	137,961	147,701
Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred stock ($0.01 par value; 15,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 17,029,528 and 17,025,028 shares issued, respectively)	170	170
Additional paid-in capital	121,376	121,171
Accumulated deficit	(20,512)	(22,318)
Total stockholders’ equity	101,034	99,023
Total liabilities and stockholders’ equity	$238,995	$246,724
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended April 1, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
(In thousands)	Shares	Amount
BALANCE, December 31, 2018	17,025	$170	$121,171	$(22,318)	$99,023
Exercise of stock options	5	—	18	—	18
Stock based compensation expense	—	—	187	—	187
Net income	—	—	—	1,806	1,806
BALANCE, April 1, 2019	17,030	$170	$121,376	$(20,512)	$101,034

	Three Months Ended April 2, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
(In thousands)	Shares	Amount
BALANCE, January 1, 2018	16,971	$170	$120,614	$(26,642)	$94,142
Stock based compensation expense	—	—	185	—	185
Net income	—	—	—	1,580	1,580
BALANCE, April 2, 2018	16,971	$170	$120,799	$(25,062)	$95,907

Papa Murphy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	April 1, 2019	April 2, 2018
Operating Activities
Net income	$1,806	$1,580
Adjustments to reconcile to cash from operating activities
Depreciation and amortization	1,478	2,141
Loss on disposal or impairment of property and equipment	21	2
Deferred taxes	356	530
Stock-based compensation	187	185
Other non-cash items	80	79
Change in operating assets and liabilities
Accounts receivable	773	(1,023)
Prepaid expenses and other assets	494	444
Unearned franchise and development fees	(368)	(962)
Accounts payable	205	(785)
Accrued expenses and other liabilities	(5,084)	2,061
Net cash from operating activities	(52)	4,252

Investing Activities
Acquisition of property and equipment	(307)	(80)
Acquisition of stores, less cash acquired	(11)	—
Proceeds from sale of property and equipment	52	73
Net cash from investing activities	(266)	(7)

Financing Activities
Payments on long-term debt	(5,100)	(4,900)
Proceeds from exercise of stock options	18	—
Net cash from financing activities	(5,082)	(4,900)

Net change in cash and cash equivalents	(5,400)	(655)
Cash and Cash Equivalents, beginning of period	5,766	2,174
Cash and Cash Equivalents, end of period	$366	$1,519

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,322	$1,277
Cash (received) paid during the period for income taxes	$(81)	$—
See accompanying notes.

Papa Murphy’s Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Basis of Presentation
Description of Business
Papa Murphy’s Holdings, Inc. (“Papa Murphy’s” or the “Company”), together with its subsidiaries, is a franchisor and operator of a Take ‘N’ Bake pizza chain. The Company franchises the right to operate Papa Murphy’s Take ‘N’ Bake pizza franchises and operates Papa Murphy’s Take ‘N’ Bake pizza stores owned by the Company. As of April 1, 2019, the Company had 1,422 stores consisting of 1,384 domestic stores (1,278 franchised stores and 106 Company-owned stores) across 37 states, plus 38 franchised stores in Canada and the United Arab Emirates.
Substantially all of the Company’s revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned stores and the collection of franchise royalties and fees associated with franchise and development rights.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the Company’s opinion, all necessary adjustments, consisting of only normal recurring adjustments, have been made for the fair statement of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Fiscal Year
The Company uses a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Fiscal years 2019 and 2018 are 52-week years. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. References to fiscal 2019 and 2018 are references to fiscal years ending December 30, 2019 and ended December 31, 2018, respectively.
Recently Issued Accounting Standards
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

Note 2 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	April 1, 2019	December 31, 2018
Prepaid media production costs	$605	$724
Prepaid software and support	687	469
Prepaid occupancy related costs	135	136
Prepaid insurance	134	160
Taxes receivable	—	61
POS software licenses for resale	368	368
Assets held for sale	200	257
Advertising cooperative assets, restricted	46	(24)
Other	268	22
Total prepaid expenses and other current assets	$2,443	$2,173

Note 3 — Property and Equipment
Property and equipment are net of accumulated depreciation of $19.0 million and $18.6 million at April 1, 2019, and December 31, 2018, respectively. Depreciation expense amounted to $0.4 million and $1.0 million during the three months ended April 1, 2019, and April 2, 2018, respectively.

Note 4 — Intangible Assets
Definite-lived intangible assets are net of accumulated amortization of $34.4 million and $33.3 million as of April 1, 2019, and December 31, 2018, respectively. Amortization expense amounted to $1.0 million and $1.1 million during the three months ended April 1, 2019, and April 2, 2018, respectively.

Note 5 — Financing Arrangements
Long-term debt consists of the following:

(in thousands)	April 1, 2019	December 31, 2018
Term loan	$77,408	$79,508
Notes payable	—	3,000
Total principal amount of long-term debt	77,408	82,508
Unamortized debt issuance costs	(390)	(464)
Total long-term debt	77,018	82,044
Less current portion	(8,400)	(11,400)
Total long-term debt, net of current portion	$68,618	$70,644
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
On November 6, 2018, the Company extended the term of the Senior Credit Facility to August 2020 and reduced the revolving credit facility from $20.0 million to $7.5 million. The Company has shown as the current portion of long-term debt an amount equal to the minimum term loan amortization payments of $2.1 million due on the last day of each fiscal quarter.

As of April 1, 2019, the term loan bears interest at a rate of 6.5% per annum based on the LIBOR rate option plus the applicable margin. The weighted average interest rate for all borrowings under the Senior Credit Facility for the first quarter of 2019 was 6.5%.
Notes payable
Papa Murphy’s Company Stores, Inc., a wholly owned subsidiary of Papa Murphy’s Holdings, Inc., had a $3.0 million note payable which bore interest at a rate of 5.0% per annum and matured in January 2019. This note was subordinated to the Senior Credit Facility and was paid in full in January 2019.

Note 6 — Fair Value Measurement
The Company determines the fair value of assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. GAAP defines a fair value hierarchy that prioritizes the assumptions used to measure fair value. The three levels of the fair value hierarchy are defined as follows:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪
Level 2    —    Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

▪
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents information about the fair value of the Company’s financial instruments:

	April 1, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Measurement
Financial assets
Other receivables (1)	505	444	505	439	Level 3

(1)	The fair value of other receivables was estimated primarily using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
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

Note 7 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	April 1, 2019	December 31, 2018
Accrued compensation and related costs	$2,382	$4,100
Accrued legal settlement costs	—	2,363
Gift cards payable	2,206	2,700
Accrued interest and non-income taxes payable	328	318
Convention fund balance	1,428	1,175
Advertising cooperative liabilities	95	25
Income taxes payable	317	—
Lease liabilities held for sale	706	763
Other	956	945
Total accrued expenses and other current liabilities	$8,418	$12,389

Note 8 — Revenue
Revenue by Category
The following series of tables present revenue disaggregated by several categories for the periods reported.
Revenues by contract type were as follows:

	Three Months Ended April 1, 2019
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$9,179	$—	$3,687	$12,866
Franchise fees	631	—	—	631
Vendor payments	—	—	1,208	1,208
E-commerce fees	713	—	—	713
Other franchise and brand	38	—	693	731
Company-owned stores	—	12,823	—	12,823
Total revenues	10,561	12,823	5,588	28,972
Intersegment revenues	698	—	365	1,063
Reconciliation to business segment revenues	$11,259	$12,823	$5,953	$30,035

	Three Months Ended April 2, 2018
(in thousands)	Franchise	Company Stores	Brand Funds	Total
Franchise royalties	$9,461	$—	$3,840	$13,301
Franchise fees	740	—	—	740
Vendor payments	—	—	1,117	1,117
E-commerce fees	546	—	—	546
Other franchise and brand	23	—	463	486
Company-owned stores	—	18,582	—	18,582
Total revenues	10,770	18,582	5,420	34,772
Intersegment revenues	992	—	465	1,457
Reconciliation to business segment revenues	$11,762	$18,582	$5,885	$36,229
Revenues by geographic location were as follows:

	Three Months Ended April 1, 2019
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$10,478	$12,823	$5,588	$28,889
International	83	—	—	83
Total revenues	$10,561	$12,823	$5,588	$28,972

	Three Months Ended April 2, 2018
(in thousands)	Franchise	Company Stores	Brand Funds	Total
United States	$10,690	$18,582	$5,420	$34,692
International	80	—	—	80
Total revenues	$10,770	$18,582	$5,420	$34,772

Contract Balances
Changes in the balances of contract liabilities (unearned revenue) during the periods reported were as follows:

(in thousands)	Contract Liabilities
Balance at December 31, 2018	$9,878
Revenue recognized that was included in the balance at the beginning of the period	(619)
Cash received, net of amounts recognized as revenue during the period	260
Balance at April 1, 2019	$9,519
The Company had a refund liability of $0.5 million as of each of April 1, 2019 and December 31, 2018. Receivables from contracts with customers included in Accounts receivable, net were $2.7 million as of April 1, 2019 and $3.1 million as of December 31, 2018, respectively.
The following table includes estimated franchise fee revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of April 1, 2019 (in thousands):

Fiscal year	2019	$1,214
	2020	1,494
	2021	1,339
	2022	1,181
	2023	951
	Thereafter	3,340
	Total	$9,519

Note 9 — Leases
The Company leases the property for its corporate headquarters, Company-owned stores, and certain office equipment. The Company is not a party to leases for franchise locations except for two locations that operate under a sublease and a few leases assigned to franchisees when stores were refranchised wherein it remains secondarily liable (see Lease guarantees below). The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right of use assets, current portion of lease liabilities, and lease liabilities, net of current portion in the Condensed Consolidated Balance Sheets. The Company currently has no finance leases. The Company’s leases have remaining lease terms of 1.2 to 12.8 years.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense for the periods reported are as follows:

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Operating lease cost	$863	$1,046
Short-term lease cost	12	14
Variable lease cost	3	1
Sublease income	(20)	(18)
Total lease cost	$858	$1,043
Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,155	$1,222
Right of use assets obtained in exchange for new operating lease liabilities	448	—
Weighted-average remaining lease term of operating leases	5.1 years	5.7 years
Weighted-average discount rate of operating leases	6.1%	6.0%

Future minimum lease payments under non-cancelable leases as of April 1, 2019 are as follows (in thousands):

Fiscal year	2019	$2,824
	2020	3,540
	2021	2,687
	2022	1,946
	2023	1,521
	Thereafter	2,601
	Total future minimum lease payments	15,119
	Less imputed interest	(2,313)
	Less lease liabilities held for sale(1)	(1,943)
	Total Lease Liabilities	$10,863

(1)
Lease liabilities held for sale includes $0.7 million reported in Accrued expenses and other current liabilities (see Note 7 — Accrued Expenses and Other Current Liabilities) and $1.2 million reported in Other long-term liabilities in the Company's Condensed Consolidated Balance Sheets.

As of April 1, 2019, the Company had no operating leases that had not yet commenced.
Lease guarantees
The Company is the guarantor for operating leases of 40 franchised stores that have terms expiring on various dates from June 2019 to August 2025. The obligations from these leases will generally continue to decrease over time as the leases expire. The applicable franchise owners continue to have primary liability for these operating leases. As of April 1, 2019, the Company does not believe it probable that it would be required to perform under any of the remaining guarantees.

Note 10 — Income Taxes
Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Provision for income taxes	$654	$581
Income before income taxes	2,460	2,161
Effective income tax rate	26.6%	26.9%
The effective income tax rates for the three months ended April 1, 2019 and April 2, 2018 include the effect of certain permanent differences between tax reporting purposes and financial reporting purposes and the effect of certain Federal General Business Credits confirmed during the quarter.

Note 11 — Share-based Compensation
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
Restricted common shares
Information with respect to restricted stock awards is as follows:

	Number of Shares of Restricted Common Stock			Weighted Average Award Date Fair Value Per Share
	Time Vesting	Market Condition	Performance Vesting
Unvested, December 31, 2018	41,000	30,171	—	$3.79
Granted	—	63,902	63,907	4.75
Unvested, April 1, 2019	41,000	94,073	63,907	$4.41

Stock options
Information with respect to stock option activity is as follows:

	Number of Shares Subject to Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
	Time Vesting	Market Condition
Outstanding, December 31, 2018	803,344	111,290	$7.23
Granted	384,818	—	4.75
Exercised	(4,500)	—	3.97
Forfeited	(200,399)	(4,336)	9.67
Outstanding, April 1, 2019	983,263	106,954	$5.91	8.6 years	$371
Exercisable, April 1, 2019	241,362	—	$8.20	6.9 years	$79
Compensation cost
Stock-based compensation expense recognized in connection with the Incentive Plans for each of the three months ended April 1, 2019 and April 2, 2018 amounted to $0.2 million.
As of April 1, 2019, total unrecognized share-based compensation expense was $2.0 million, with $1.2 million associated with time vesting awards, $0.5 million associated with market condition awards, and $0.3 million associated with performance vesting awards. The remaining weighted average period for unrecognized share-based compensation expense was 2.1 years as of April 1, 2019.

Note 12 — Brand Marketing Fund
The Company manages the Brand Marketing Fund (the “BMF”) on behalf of all Papa Murphy’s stores in the United States. The Company is committed under its franchise and other agreements to spend revenues of the BMF on marketing, creative efforts, media support, or related purposes specified in the agreements. Contributions to the BMF are recognized as revenue, while expenditures are included in selling, general, and administrative expenses. Expenditures of the BMF are primarily amounts paid to third parties, but may also include personnel expenses and allocated costs. At each reporting date, to the extent contributions to the BMF exceed expenditures on a cumulative basis, the excess contributions are recorded in accrued expenses in the Company’s Condensed Consolidated Balance Sheets. While no profit is recognized on amounts received by the BMF, when expenditures exceed contributions to the BMF on a cumulative basis, income from operations and net income may be affected due to the timing of when revenues are received and expenses are incurred.
Information on the Company’s BMF balances for the periods reported is as follows:

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Opening BMF deficit	$(5,423)	$(5,461)
Net activity during the period	109	(401)
Ending BMF deficit	$(5,314)	$(5,862)
As of April 1, 2019, previously recognized expenses of $5.3 million may be recovered in future periods if subsequent BMF contributions exceed expenditures.

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

The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended
(in thousands, except per share data)	April 1, 2019	April 2, 2018
Earnings:
Net income	$1,806	$1,580
Shares:
Weighted average common shares outstanding	16,956	16,906
Dilutive effect of restricted equity awards	37	39
Diluted weighted average number of shares outstanding	16,993	16,945
Earnings per share:
Basic earnings per share	$0.11	$0.09
Diluted earnings per share	$0.11	$0.09
For the three months ended April 1, 2019, and April 2, 2018, an aggregated total of 0.4 million shares and 0.6 million shares, respectively, have been excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

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
One franchise owner group remains in the case. Trial with the remaining franchise owner group has been postponed indefinitely due to pending discovery.
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

Note 15 — Segment Information
The Company has the following reportable segments: (i) Franchise; (ii) Company Stores; and (iii) Brand Funds. The Franchise segment includes operations with respect to franchised stores and derives its revenues primarily from franchise and development fees and franchise royalties from franchised stores. The Company Stores segment includes operations with respect to Company-owned stores and derives its revenues from retail sales of pizza and side items to the general public. The Brand Funds segment includes the Brand Marketing Fund and the Company’s Convention Fund.
The Company measures the performance of its segments based on segment adjusted EBITDA and allocates resources based primarily on this measure. “EBITDA” is calculated as net income before interest expense, income taxes, depreciation, and amortization. Segment adjusted EBITDA excludes certain unallocated and corporate expenses. Although segment adjusted EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, the Company uses segment adjusted EBITDA to compare the operating performance of its segments on a consistent basis and to evaluate the performance and effectiveness of its operational strategies. The Company’s calculation of segment adjusted EBITDA may not be comparable to that reported by other companies.
The following tables summarize information on revenues, adjusted EBITDA and assets for each of the Company’s reportable segments and include a reconciliation of segment adjusted EBITDA to income before income taxes:

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Revenues
Franchise segment	$11,259	$11,762
Brand Funds segment	5,953	5,885
Intersegment eliminations	(1,063)	(1,457)
Franchise related	16,149	16,190
Company Stores segment	12,823	18,582
Total	$28,972	$34,772

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Segment Adjusted EBITDA
Franchise	$6,083	$7,287
Company Stores	(15)	1,074
Brand Funds	112	(238)
Total reportable segments adjusted EBITDA	6,180	8,123
Corporate and unallocated	(702)	(987)
Depreciation and amortization	(1,478)	(2,141)
Interest expense, net	(1,397)	(1,292)
CEO transition and restructuring costs(1)	204	(244)
E-commerce transition costs(2)	—	(358)
Strategic alternatives(3)	(188)	—
Litigation settlement and reserves(4)	(159)	(940)
Income Before Income Taxes	$2,460	$2,161

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Represents non-recurring costs incurred to complete the transition of our e-commerce platform to a third party developed and hosted solution.

(3)	Reflects costs associated with the exploration of strategic alternatives and negotiation of the definitive merger agreement.

(4)	Accruals made for litigation settlements and associated legal costs.

(in thousands)	April 1, 2019	December 31, 2018
Total Assets
Franchise	$113,793	$120,611
Company Stores	37,235	38,177
Brand Funds	835	873
Other(1)	87,132	87,063
Total	$238,995	$246,724

(1)	Other assets which are not allocated to the individual segments primarily include trade names and trademarks and taxes receivable.

Note 16 — Subsequent Events
On April 10, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MTY Franchising USA, Inc. (“Parent”) and MTY Columbia Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Parent, providing for the acquisition of the Company by Parent in an all-cash transaction, consisting of a tender offer at a purchase price of $6.45 per share in cash (the “Offer”) for all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Common Stock”), followed by a subsequent merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.
The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 11, 2019.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. To match our operating cycle, we use a 52- or 53-week fiscal year, ending on the Monday nearest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2019 is a 52-week period ending on December 30, 2019, and fiscal year 2018 was a 52-week period ended on December 31, 2018.

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All statements other than statements of historical fact or relating to present facts or current conditions included in this discussion and analysis are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements include those regarding our future financial or operating results, cash flows, sufficiency of liquidity, financing resources, business strategies and priorities, resolution of litigation and claims, expansion and growth opportunities, our obligations with respect to lease guarantees, the risks and uncertainties associated with the Merger, adoption of new accounting standards and the estimated effect of those new standards, our qualification as an “emerging growth company,” as well as industry trends and outlooks. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
The forward-looking statements contained in this discussion and analysis are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. As you read and consider this discussion and analysis, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from expectations based on these forward-looking statements.
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

2019 Highlights
Revenue
Total revenues for the three months ended April 1, 2019, compared to the three months ended April 2, 2018, declined 16.7% from $34.8 million to $29.0 million. The decline in total revenues was due to (i) a decline in Company-owned store sales attributable to the refranchising of 29 and closure of ten Company-owned stores since April 2, 2018, and (ii) a decline in royalties and advertising fees due to negative comparable store sales, as noted below, and a net decline of 43 franchise stores since April 2, 2018 (8 stores opened, 80 stores closed, and 29 stores refranchised).
Comparable store sales in 2019 compared to 2018 for selected segments were as follows:

	Three Months Ended
	April 1, 2019	April 2, 2018
Franchise	(3.1)%	(4.0)%
Company Stores	(9.0)%	(2.7)%
Total	(3.5)%	(3.9)%
Comparable store sales for the three months ended April 1, 2019 were lower compared to the same period in the prior year primarily as a result of continued competitive headwinds and both convenience and relevance gaps.

Key Operating Metrics
We evaluate the performance of our business using a variety of operating and performance metrics. Set forth below is a description of our key operating metrics.

	Three Months Ended
	April 1, 2019	April 2, 2018
Store average weekly sales	$10,790	$10,874
Comparable store sales	(3.5)%	(3.9)%
Comparable stores	1,413	1,469
System-wide sales (in thousands)	$200,332	$213,757
System-wide stores	1,422	1,504
Adjusted EBITDA (in thousands)	$5,478	$7,136
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
Store Openings, Closures, Acquisitions, and Divestitures
We review the number of new stores, the number of closed stores, and the number of acquired and divested stores to assess growth in system-wide sales, royalty revenues, and Company-owned store sales. We operate through a footprint of 1,422 stores as of April 1, 2019, of which 92.5% are franchised, located in 37 states plus Canada and the Middle East. The following table presents the changes in the number of stores in our system for the three months ended April 1, 2019.

	Franchise
	Domestic	International	Total Franchise	Company Stores	Total
Store count at December 31, 2018	1,294	37	1,331	106	1,437
Openings	—	1	1	—	1
Closings	(16)	—	(16)	—	(16)
Store count at April 1, 2019	1,278	38	1,316	106	1,422
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
Adjusted EBITDA is calculated as net income before interest expense, income taxes, depreciation, and amortization (“EBITDA”) as adjusted for the effects of items that we do not consider indicative of our operating performance. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income, as determined by GAAP, and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies.
Adjusted EBITDA is a non-GAAP financial measure. Management believes that this financial measure, when viewed with our results of operations in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income, provides additional information to investors about certain material or unusual items that we do not expect to continue at the same level in the future. By providing this non-GAAP financial measure, we believe we are enhancing investors’ understanding of our business and our results of operations, and assisting investors in evaluating how well we are executing strategic initiatives. We believe Adjusted EBITDA is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.
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
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Net Income	$1,806	$1,580
Depreciation and amortization	1,478	2,141
Provision for income taxes	654	581
Interest expense, net	1,397	1,292
EBITDA	$5,335	$5,594
CEO transition and restructuring costs(1)	(204)	244
E-commerce transition costs(2)	—	358
Strategic alternatives(3)	188	—
Litigation settlement and reserves(4)	159	940
Adjusted EBITDA	$5,478	$7,136

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Represents non-recurring costs incurred to complete the transition of our e-commerce platform to a third party developed and hosted solution.

(3)	Reflects costs associated with the exploration of strategic alternatives and negotiation of the definitive merger agreement.

(4)	Accruals made for litigation settlements and associated legal costs.

Our Segments
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
The following tables set forth our revenues and segment adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Revenues
Franchise segment	$11,259	$11,762
Brand Funds segment	5,953	5,885
Intersegment eliminations	(1,063)	(1,457)
Franchise related	16,149	16,190
Company Stores segment	12,823	18,582
Total	$28,972	$34,772

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Segment Adjusted EBITDA
Franchise	$6,083	$7,287
Company Stores	(15)	1,074
Brand Funds	112	(238)
Total reportable segments adjusted EBITDA	6,180	8,123
Corporate and unallocated	(702)	(987)
Adjusted EBITDA	5,478	7,136
Depreciation and amortization	(1,478)	(2,141)
Interest expense, net	(1,397)	(1,292)
CEO transition and restructuring costs(1)	204	(244)
E-commerce transition costs(2)	—	(358)
Strategic alternatives(3)	(188)	—
Litigation settlement and reserves(4)	(159)	(940)
Income Before Income Taxes	$2,460	$2,161

(1)	Represents non-recurring management transition and restructuring costs in connection with the recruitment of a new Chief Executive Officer and other executive positions.

(2)	Represents non-recurring costs incurred to complete the transition of our e-commerce platform to a third party developed and hosted solution.

(3)	Reflects costs associated with the exploration of strategic alternatives and negotiation of the definitive merger agreement.

(4)	Accruals made for litigation settlements and associated legal costs.

Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total revenues for the three months ended April 1, 2019, and April 2, 2018.

	Three Months Ended
	April 1, 2019		April 2, 2018
(dollars in thousands)	$	Total % of Revenues	$	Total % of Revenues
Revenues
Franchise related	$16,149	55.7%	$16,190	46.6%
Company-owned stores	12,823	44.3%	18,582	53.4%
Total revenues	28,972	100.0%	34,772	100.0%
Costs and Expenses
Store operating costs:
Cost of food and packaging (1)	4,194	14.5%	6,126	17.6%
Compensation and benefits (1)	4,181	14.4%	5,631	16.2%
Advertising (1)	928	3.2%	1,252	3.6%
Other store operating costs (1)	2,509	8.7%	3,103	8.9%
Selling, general, and administrative	11,759	40.5%	13,013	37.4%
Depreciation and amortization	1,478	5.1%	2,141	6.2%
Loss on disposal or impairment of property and equipment	21	0.1%	2	0.0%
Total costs and expenses	25,070	86.5%	31,268	89.9%
Operating Income	3,902	13.5%	3,504	10.1%
Interest expense, net	1,397	4.8%	1,292	3.8%
Other expense, net	45	0.2%	51	0.1%
Income Before Income Taxes	2,460	8.5%	2,161	6.2%
Provision for income taxes	654	2.3%	581	1.7%
Net Income	$1,806	6.2%	$1,580	4.5%

(1)
Please see the table presented under Costs and Expenses below, which presents Company-owned store expenses as a percentage of Company-owned store sales for the three months ended April 1, 2019, and April 2, 2018.

Revenues
Total revenues. In the three months ended April 1, 2019, total revenues decreased compared to the three months ended April 2, 2018, primarily due to a decline in the number of Company-owned and franchise stores period-over-period and a decline in comparable store sales of 3.5%, partially offset by increases in e-commerce fee revenues.
Franchise revenues. Franchise revenues decreased in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to a decline in Franchise comparable store sales of 3.1% and a net decline of 43 franchise stores period-over-period, partially offset by increases in e-commerce fee revenues.
Company-owned stores revenue. Company-owned stores revenue decreased in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to a reduction in the number of Company-owned stores period-over-period due to the refranchising of 29 and closure of ten Company-owned stores since April 2, 2018, and a decline in comparable store sales of 9.0%.
Costs and Expenses
Total costs and expenses. Total costs and expenses decreased in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to the aforementioned reduction in the number of Company-owned stores period-over-period.
Store operating costs. Store operating costs as a percentage of total revenues increased in the three months ended April 1, 2019, compared to the three months ended April 2, 2018. The following table presents the components of store operating costs as a percentage of Company-owned store sales for the periods reported:

	Three Months Ended
	April 1, 2019	April 2, 2018
Store operating costs as a % of Company-owned store sales:
Cost of food and packaging	32.7%	33.0%
Compensation and benefits	32.6%	30.3%
Advertising	7.2%	6.7%
Occupancy and other store operating costs	19.6%	16.7%
Total store operating costs	92.1%	86.7%
Total store operating costs as a percentage of Company-owned store sales increased by 540 basis points overall in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, due primarily to the effect of Company-owned store portfolio changes in select markets and as further explained below:

•
Cost of food and packaging. Food and packaging costs as a percentage of Company-owned store sales declined during the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to decreases in commodity prices and the closing of ten stores since April 2, 2018 that had lower sales and higher food costs as a percentage of store sales than the system average.

•
Compensation and benefits. Compensation and benefits costs as a percentage of Company-owned store sales increased during the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to minimum wage increases in markets where we have Company-owned stores.

•
Advertising costs. Advertising costs as a percentage of Company-owned store sales increased in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to increased levels of spending on advertising during the first quarter ended April 1, 2019.

▪
Occupancy and other store operating costs. The increase in occupancy and other store operating costs as a percentage of Company-owned store sales during the three months ended April 1, 2019 compared to the three months ended April 2, 2018 was primarily a result of the refranchising of 29 and closure of ten Company-owned stores that had lower occupancy costs as a percentage of store sales than the remaining portfolio of Company-owned stores.

Selling, general, and administrative. Selling, general, and administrative costs decreased in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily as a result of reduced spending on compensation and benefits in the three months ended April 1, 2019, and legal settlement costs recorded in the three months ended April 2, 2018.
Depreciation and amortization. Depreciation and amortization decreased in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, due to a reduction in our depreciable asset base as a result of having fewer Company-owned stores period-over-period.
Interest expense, net. Interest expense, net increased in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, due to increased average interest rates, partially offset by a reduction in the total amount of debt outstanding period-over-period.
Income taxes. The provision for income taxes increased in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to higher income before income taxes period-over-period.
The effective tax rate for the three months ended April 1, 2019, was 26.6% compared to 26.9% for the three months ended April 2, 2018. The effective income tax rate decreased primarily due to slight changes in certain permanent tax differences.
Our income taxes have varied from what would be expected from the application of prevailing statutory rates mainly due to the effect of meal and entertainment expenses and share-based compensation expenses.
Segment Results
Franchise. Total revenues for the Franchise segment decreased $0.5 million in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to a reduction in royalty revenues and franchise fee revenues, partially offset by increases in e-commerce fee revenues.
Adjusted EBITDA for the Franchise segment decreased $1.2 million in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to the aforementioned decreases in revenues and increased legal expenditures.

Company Stores. Total revenues for the Domestic Company Stores segment decreased $5.8 million in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to a reduction in the number of Company-owned stores period-over-period and a decline in comparable store sales of 9.0%.
Adjusted EBITDA for the Domestic Company Stores segment decreased $1.1 million in the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily as a result of the aforementioned decline in revenues at Company-owned stores.
Brand Funds. Total revenues for the Brand Funds segment increased $0.1 million for the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily as a result of increased revenues from vendor payments, partially offset by a decline in comparable domestic store sales of 3.6% and fewer domestic stores period-over-period.
Adjusted EBITDA from the Brand Funds segment increased $0.4 million for the three months ended April 1, 2019, compared to the three months ended April 2, 2018, primarily due to decreased advertising spending period-over-period and the aforementioned increase in revenues.
The table below shows the net impact of the BMF on the Brand Funds segment’s adjusted EBITDA and the current fund deficit. The Convention Fund had EBITDA of zero for each of the three months ended April 1, 2019 and April 2, 2018, and a fund surplus of $1.4 million and $0.6 million as of April 1, 2019 and April 2, 2018, respectively.

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Opening BMF deficit	$(5,423)	$(5,461)
Net activity during the period	109	(401)
Ending BMF deficit	$(5,314)	$(5,862)

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
As of April 1, 2019, we had Cash and cash equivalents of $0.4 million and $7.5 million of available borrowings under a revolving line of credit, of which none was drawn. As of April 1, 2019, we had $77.4 million of outstanding indebtedness. Principal payments under our Senior Credit Facility are due on the last day of each fiscal quarter through the life of the Senior Credit Facility. We believe that our cash flows from operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months.
As of April 1, 2019, we were in compliance with all of our covenants and other obligations under our Senior Credit Facility.
Cash Flows
The following table presents a summary of cash flows from operating, investing, and financing activities for the periods presented:

	Three Months Ended
(in thousands)	April 1, 2019	April 2, 2018
Cash flows from operating activities	$(52)	$4,252
Cash flows from investing activities	(266)	(7)
Cash flows from financing activities	(5,082)	(4,900)
Total cash flows	$(5,400)	$(655)
Cash Flows from Operating Activities
Net cash used by operating activities of $0.1 million for the three months ended April 1, 2019, resulted primarily from net income of $1.8 million, adjusted for items such as settlement of accrued liabilities, depreciation and amortization, and changes in operating assets and liabilities. The $4.3 million decrease for the three months ended April 1, 2019, compared to the three months ended April 2, 2018, was primarily driven by settlement of the TCPA litigation.

Cash Flows from Investing Activities
Net cash used by investing activities was $0.3 million for the three months ended April 1, 2019, compared to net cash used of $7,000 for the three months ended April 2, 2018. The $0.3 million increase in cash used by investing activities was due primarily to a period-over-period increase of $0.2 million in capital expenditures for property, plant, and equipment.
Cash Flows from Financing Activities
Net cash used by financing activities was $5.1 million for the three months ended April 1, 2019, compared to net cash used of $4.9 million for the three months ended April 2, 2018. The $0.2 million increase in net cash used by financing activities was primarily due to higher mandatory principal payments on our long-term debt during the three months ended April 1, 2019.

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
The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments and estimates are identified and described in our annual consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For a discussion of new accounting standards that have been issued by the FASB and have been adopted during the current year, see Note 1 — Description of Business and Basis of Presentation to the interim unaudited condensed consolidated financial statements in Part I, Item 1.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below, there have been no material developments in the legal proceedings described in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
One franchise owner group remains in the franchise owner litigation case described in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Trial with the remaining franchise owner group has been postponed indefinitely due to pending discovery.
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes a detailed discussion of our risk factors under the section title “Risk Factors.” Other than the risk factor set forth below, which supersedes the risk factor previously disclosed in our Annual Report on Form 10-K entitled “--We are exploring strategic alternatives, but we do not give any assurance that our exploration of strategic alternatives will result in any transaction being completed, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely affect our business,” there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment. The risk factors and other information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 should be carefully considered before making an investment decision relating to our common stock.
There are a number of risks and uncertainties associated with the proposed Merger.
On April 10, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MTY Franchising USA, Inc. (“Parent”) and MTY Columbia Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Parent, providing for the acquisition of the Company by Parent in an all-cash transaction, consisting of a tender offer at a purchase price of $6.45 per share in cash (the “Offer”) for all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Common Stock”), followed by a subsequent merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. The proposed Offer and Merger are subject to various risks and uncertainties, including the following:

•	risks that the proposed transactions, including the Offer and the Merger, may not be completed in a timely manner or at all;

•	the possibility that competing offers or acquisition proposals for the Company will be made;

•	the possibility that any of the various conditions to the consummation of the proposed transactions may not be satisfied or waived;

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (such as the occurrence of a material adverse effect), including in circumstances that would require us to pay a termination fee or other expenses;

•
the effect of the announcement or pendency of the proposed transactions on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, franchise owners, suppliers and others with whom we do business, or otherwise on our operating results and business generally;

•	risks related to diverting management’s attention from our ongoing and future business operations; and

•	the risk that stockholder litigation in connection with the proposed transactions may result in significant costs of defense, indemnification and liability.
If the Offer and the Merger are not consummated for any reason, our stockholders will not receive the consideration that Parent has agreed to pay upon the consummation of the Merger, and the price of our common stock may decline to the extent that its current market price reflects an assumption that the Merger will be consummated. Such decline could be significant.

An investment in our common stock involves a high degree of risk. A detailed discussion of our risk factors is included under the section title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. If any of these risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading price of our common stock could decline and you could lose part or all of your investment. The risk factors and other information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, should be carefully considered before making an investment decision relating to our common stock.
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

Date: May 8, 2019